Form 10QSB
period 1999-09-30
E REX INC
filed 2000-03-21
CIK 1093159

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         0-22965

                               E-REX, INC.
                 (Exact name of Small Business Issuer in its charter)


                NEVADA                                 88-0292890
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

1916 Pike Place, Suite 1405, Seattle, WA                   98101
   (Address of principal executive offices)             (Zip Code)

               Issuer's Telephone number, including area code:
                                 (206) 521-2090

 Check mark whether the Issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to the filing requirements for at least the past 90
days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by the court.  YES:      NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date:    15,391,832

 Transitional Small Business Disclosure Format. YES:   NO: X

                       E-REX, Inc.
                     Balance Sheets
               Quarter Ended September 30, 1999

                                                                     Nine Months Ended
                                                                  Sept. 30,         Sept. 30
                                                                    1999              1998
ASSETS

Current Assets
Cash on Hand and in Bank Accounts                                $   5,257            -
Note Receivable from Stockholder at 7%
Accrued Interest on Note Receivable                                    -              -
                                                                 ---------       ------
Total Current Assets                                             $   5,257            -

Fixed Assets
Furniture & Equipment                                                4,937            -
<Less> Accumulated Depreciation                                     (2,775)           -
                                                                 ---------      -------
Total Fixed Assets                                                   2,162            -

Other Assets
Deposit with Vendor                                                  1,767            -
                                                                 ---------      -------
Total Other Assets                                                   1,767            -

LIABILITIES

Current Liabilities
Loan Payable to Private Company-Valcom Ltd.                     $   6,450             -
Trade Payables                                                     75,461             -
Credit Card Payables                                                    -             -
Accrued Expenses-Trade Payables                                         -             -
Management Fees Payable                                            24,652             -
Due to Director                                                     1,423             -
Total Accounts Payable                                            107,986             -
Accrued Expenses                                                        -             -
                                                               ----------       -------
Total Current Liabilities                                         107,986             -
                                                               ----------       -------
Total Liabilities                                                 107,986             -

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock $0.001 par value
100,000,000 Shares Authorized
Number of Shares Issued and Outstanding     15,391,832
Share Capital                                                     15,392              -
Additional Paid-in-Capital                                        638,268             -
Total Share Capital                                               653,660             -
<Deficit> Accumulated during Development Stage                   (324,544)            -
Net Profit <Loss> from Operations During the Period              (427,916)            -
                                                               ----------       -------
Total Stockholders' Deficiency                                    (98,800)            -
                                                               ----------       -------
Total Liabilities & Stockholders' Deficiency                        9,186             -
                                                               ==========       =======

E-REX, Inc.
Statement of Operations
Quarter Ended September 30, 1999

                                                                     Nine Months Ended
                                                                  Sept. 30,         Sept. 30
                                                                    1999              1998
REVENUE                                                                 -                -

EXPENSES
Research & Development Expenses (Schedule)                        268,396                -
General and Administrative Expenses                               158,057           13,275
                                                                 --------         --------
Total Expenses                                                    426,453           13,275
                                                                 --------          -------
Net Income (Loss) form Operations                                (426,453)         (13,275)

Other Income (Expenses)
Interest Expense                                                        -                -
                                                                 --------          -------
Income (Loss) from Continuing Operations
        Before Income Taxes                                      (426,453)         (13,275)
Provision for Income Taxes                                              -                -
                                                                 --------          -------
Income (Loss) from Continuing Operations                         (426,453)         (13,275)
                                                                 --------          -------
Income (Loss) from Discontinued Operations                              -                -
                                                                 --------          -------
Net Income (Loss) for the Period                               $ (426,453)       $ (13,275)
                                                               ==========        =========
Basic Earnings (Loss) Per Share
Income (Loss) from Continuing Operations                       $    (0.03)       $   (0.02)
Income (Loss) from Discontinued Operations                              -                -
                                                               ----------        ---------
                                                               $    (0.03)       $   (0.02)
                                                               ==========        =========
Weighted Average Shares Outstanding                            15,331,832          818,716

Net Income (Loss)                                               $(416,453)        $(13,275)
Foreign Exchange Gains (Losses) - Net of
        Income Taxes                                               (1,463)               -
                                                               ----------        ---------
Comprehensive Income Loss                                      $ (427,916)        $(13,275)
                                                               ==========        =========

E-REX, Inc.
Statement of Cash Flows
Quarter Ended September 30, 1999

                                                                     Nine Months Ended
                                                                  Sept. 30,         Sept. 30
                                                                    1999              1998
                                                                                 (estimated)
Net Cash Provided by (used in) Operating Activities
  From Continuing Operations:
    Income (Loss) from Operations                              $ (427,916)       $ (13,275)

Adjustments to reconcile Net Income (Loss)
To Net Cash provided by (used in) Operating Activities
  Depreciation Expense                                                 366               -
  Stock issued for Services                                         25,072               -
  Changes in "Operating Assets" and Liabilities                        -                 -
    Decrease (Increase) in Deposits with Vendors                    (1,767)              -
    Decrease in Note Receivable                                     16,000               -
    Decrease in Interest Receivable                                    467               -
    Increase in Loan Payable to Private Company                      6,450               -
    Increase in Accounts Payable & Accruals                         65,326               -
    Increase (Decrease) in Amount Due to a Director                  1,423               -
    Increase in Management Fees Payable                             24,652               -
    Other                                                             (125)        (13,275)
                                                                ----------        --------
Net Cash provided by (used in Operating Activities              $ (290,053)       $      -
                                                                ----------        --------
Cash Flows from (for) investing Activities
    Purchase of Fixed Assets                                        (2,403)              -
                                                                ----------        --------
  Net Cash provided by (used in) Investing Activities           $   (2,403)              -
                                                                ----------        --------
Cash Flows from (for) Financing Activities
   Proceeds form Common Stock                                      121,666               -
                                                                ----------        --------
Net Cash provided by (used in ) Financing Activities               121,666               -
                                                                ----------        --------
Net Increase (Decrease) in Cash:                                  (170,790)              -

Cash and Cash Equivalents, Beginning of Period                     176,047               -
                                                                ----------        --------
Cash and Cash Equivalents, End of Period                        $    5,257               -
                                                                ==========        ========

E-REX, Inc
(A Development Stage Company)
Notes to Financial Statements
September 30, 1999

NOTE 1 - Summary of Significant Accounting Policies

Nature of Operations
E-REX, Inc (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health and Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994, the Company changed its name to E-REX, Inc. On February 20, 1999 the Company entered into a business combination (see Note 5). To date, the Company has had no revenues. The Company is in the development stage.

Cash Equivalents
Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

Earnings <Loss> Per Share
The computation of earnings <Loss> per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Issuance of Shares for Services
Valuation of shares for services is based on the fair market value of services.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results should differ from those estimates.

Income Taxes
The Company records its income tax provision I accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." (see Note 3).

Functional Currency
All amounts in the Company's financial statements and related footnotes are stated in US dollars. The Company had no significant gains or losses from foreign currency conversions.

Reclassification
Certain amounts in prior periods' financial statements have been reclassified to conform to the current period presentation.

NOTE 2 Basis of presentation and considerations related to continued existence (going concern).

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $324,544 for the period from inception (August 26, 1986) to September 30, 1999. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

NOTE 3 - Development stage company

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 1999, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Trends and Uncertainties. Demand for the Company's products and services will be dependent on, among other things, market acceptance of the Company's concept, its proposed operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products and services, the Company's business operations, upon commencement, may be adversely affected by the Company's inability to obtain the necessary financing, competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   The Company requires substantial
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital has been primarily obtained through advances from the Company's chief executive officer.

The Company does not anticipate receipt of any revenues from its products and services in the short term.

The Company received proceeds from the sale of Common Stock of $121,666 for the nine months ended September 30, 1999 resulting in net cash provided by financing activities of $121,666.

The Company conducted no financing activities for the nine months ended September 30, 1998.

The Company purchased fixed assets of $2,403 for the nine months ended September 30, 1999.

The Company had no investing activities for the nine months ended
September 30, 1998.

Results of Operations.   Since inception, the Company has not received
any revenues from operations.   For the nine months ended September
30, 1999, the Company had a net loss of $426,453.   The Company had a
depreciation expense of $366 and issued common stock valued at $25,072
for services for the nine month period ended September 30, 1999.   The
Company had an increase in deposits with vendors of $1,767, a decrease in notes receivable of $16,000, a decrease in interest receivable in $467, an increase in loan payable to private company or $6,450, an increase in accounts payable and accruals of $65,326, an increase in amount due to a director of $1,423, an increase in management fees payable of $24,652 and other expenses of $125.

General and administrative expenses were $158,057 and consisted primarily of accounting and audit fees of $23,349, written off-business combination costs of $10,785, legal fees and disbursements of $23,086, rent of $8,044, wages of $25,836, management fees of $26,297, travel expenses of $7,388, trade shows and exhibitions of $36,040, transfer agent fees of $2,749, office supplies of $1,963, adjustments of ($13,939) and miscellaneous expenses of $6,459. Research and development expenses were $268,396 for the nine months ended September 30, 1999.

For the nine months ended September 30, 1998, the Company had a net
loss of $13,275.   General and administrative expenses were $13,275
and consisted primarily of accounting and audit fees of $2,250, legal fees and disbursements of $2,250, telecommunications of $2,250, office supplies of $450, automobile expenses of $750, business promotion and entertainment of $750 and miscellaneous expenses of $2,475 for the nine months ended September 30, 1998.

Plan of Operation. The Company is not delinquent in any of its obligations even though the Company has generated no operating
revenues.   However, the Company continues its efforts to raise
capital.   The Company does not currently have sufficient capital to
continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act
reporting requirements.   The Company intends to pursue its business
plan and meet its reporting requirements utilizing cash made available
from the private and future public sale of its securities.   The
Company's management is of the opinion that revenues from the sales of its securities will be sufficient to pay its expenses until its business operations create revenue.

On a long-term basis, the Company's liquidity is dependent on commencement of operations, revenue generation, additional infusions
of capital and potential debt financing.   Company management believes
that additional capital and debt financing in the short term will allow it to commence its business plan and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable.

    (b)  Not applicable.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                E-Rex, Inc.
                (Registrant)

Dated:    March 20, 2000



By:  /s/ Donald Mitchell
     ----------------------------
       Donald Mitchell, Chairman & CEO