Form 10KSB
period 1999-12-31
E REX INC
filed 2000-04-14
CIK 1093159

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/99
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 000-27319

                   E-REX, INC.
 (Exact name of Small Business Issuer in its charter)



    NEVADA                                 88-0292890
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization          Identification No.)


1916 Pike Place, Suite 1405, Seattle, WA             98101
 (Address of principal executive offices)          (Zip Code)

Registrant's Telephone number, including area code: (206) 521-2090

Securities registered pursuant to
    Section 12(b) of the Act:                        None
Securities registered pursuant  to
     Section 12(g) of the Act:           Common Stock, $.001 par value
                                        Warrants to purchase $.001 par
                                             value Common Stock

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $0.    As
of December 31, 1999, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,336,599.

The number of shares outstanding of Company's only class of common stock, as of December 31,1999 was 15,663,164 shares of its $.0001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

A. E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994 the Company changed its name to E-Rex, Inc.

On February 20, 1999 the Company entered into a merger agreement with Plantech Communications Systems, Inc. ("Plantech"), a privately held British Columbia, Canada, Corporation. Plantech was a development stage enterprise in the software, computer and internet area. From its inception in 1992 Plantech had no revenues.

Under the terms of the merger agreement, Plantech shareholders received one share of the Company's common stock for each outstanding share of Plantech stock. The Company issued 8,137,616 shares of its common stock in exchange for all the Plantech common shares outstanding as of February 20, 1999.

Plantech's results of operations are included in the Company's statement of operations from the date of merger, February 20, 1999, forward. The following table sets forth certain results of operations for the periods presented as if the Plantech business combination had been consummated on the same terms at the Plantech inception in 1992.
                                                            Inception
                              Jan. 1, 1999                  (8/26/86)
                               to Feb. 20,                 to Dec. 31,
                                1999                           1998

Revenues                     $          -                    $       -


    Net <loss>               $ <230,954>                   $ <616,086>


Corporate Operations.    The Company is a development stage enterprise
in the computer software, hardware and internet areas.

Product.   The Company shall market the "Dragonfly," a portable,
multi-function color printer, copier, fax and scanner with internet
and e-mail.   The unit features a touch screen and is designed to
operate with the ease and simplicity of a copy machine for all phases
of its operation.   The Dragonfly incorporates Sun Microsystems Java
and Jini technology and represents the first generation of "smart" products combining the internet with new technology, competitive
pricing and shorter production time.   By building on the network
connectivity provided by Java, the product supports a diverse range of connectivity options, ranging from satellite uplink to ordinary and cellular modems and Ethernet networks.

Pricing of the Company's product has not yet been determined.

The Company is presently completing the initial prototypes of the "Dragonfly" after two "Dragonfly" mock-up prototypes were successfully demonstrated at the Java One conference at the Moscone Centre in San
Francisco sponsored by Sun MicroSystems.   The Company is currently
negotiating a technology and licensing agreement with Sun
Microsystems.

The approximate time frame including testing of these prototypes will be 2-3 months simultaneously negotiating with interested financial parties to secure the necessary capital for commencement operations.

As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

Marketing.   The Company intends to market its products directly
through the internet and print media, as well as through other avenues, during the second half of 1999.

Manufacturing.  The Company does not intend to establish its own
manufacturing plant.   The production plan entails coordination and
liaison with existing manufacturing facilities.   The Company will
provide quality control personnel at these plants and will also maintain research and development facilities in North America.

Research and Development.   The Company utilized the subcontract's
fully equipped mechanical and electrical research and testing facilities at British Columbia Institute of Technology.

Competition.   There is significant competition in the computer
software, hardware and internet industries.   The Company competes
with established companies and other entities (many of which possess
substantially greater resources than the Company).   Almost all
of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable
future.   It is also likely that other competitors will emerge in the
near future.   There is no assurance that the Company will compete
successfully with other established computer software and internet
companies.   The Company shall compete on the basis of quality and
price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Dependence on One or a Few Major Customers.   The Company does not
expect that any single customer will account for more than ten percent of its business.

Employees. The Company currently employs no full time persons or part
time persons.   The Company shall employ individuals as required.
The Company subcontracts as required

Seasonal Nature of Business Activities.   The Company's business
activities are not seasonal.

ITEM 2.  PROPERTIES.

The Company's executive and northern research facility is located in
downtown Squamish, a 45 minute drive from North Vancouver.   Located
in the Mountain View Building, these facilities include 1,700 square feet of space including several development stations, an extensive
1,200 book technical library and a hardware prototyping station.   The
facilities also include general office space, a high speed internet
connection and a multi-platform network testbed.   These facilities
are leased on an annual basis at the monthly lease rate of $700.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company Common Stock is listed for trading under the symbol "EREX" in the over-the-counter market on the OTC Bulletin Board maintained by the NASD.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter since the Company commenced trading on June 17, 1998, as reported on the NASD Bulletin Board, by Herzog, Pinson, Alexander, Frankel, Wein Securities, Sharp, Acap, Hill Thompson, Meyerson, Knight, Andrew
Garrett and NAIB, the Company's market makers.    The quotations
represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                   High  Bid            Low Bid
              6/30/98                     .04                      .04
              9/30/98                     .04                      .04
             12/30/98                     .30                      .04
              3/31/99                     .91                      .25
              6/30/99                    1.50                     .625
              9/30/99                     .968                    .437
             12/31/99                    1.00                     .140

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of December 31, 1999, the number of holders of Company's common stock was 48.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital and Source of Liquidity.   The Company requires substantial
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital has been primarily obtained through advances from the Company's prior chief executive officer, Dr. Bauer.

The Company does not anticipate receipt of any revenues from its products and services in the short term.

The Company received proceeds from the sale of common stock of $80,833 for the year ended December 31, 1999 resulting in net cash provided by financing activities of $80,833.

The Company received proceeds from the sale of common stock of $153,950 for the year ended December 31, 1998 resulting in net cash provided by financing activities of $153,950.

The Company had no investing activities for the year ended December
31, 1999.

The Company had no investing activities for the year ended December
31, 1998.

Results of Operations.   Since inception, the Company has not received
any revenues from operations.   For the year ended December 31, 1999,
the Company had a net loss of $464,436.   The Company had a
depreciation expense of $487 and issued common stock valued at
$128,608 for services for the year ended December 31, 1999.   The

Company had an increase in current liabilities of $78,390 and a decrease in other assets of $16,467 resulting in net cash used in operating activities of ($234,874).

For the year ended December 31, 1998, the Company had a net loss of
$26,493.   The Company had general and administrative expenses of
$27,703 for the year ended December 31, 1998

Plan of Operation. The Company is not delinquent in any of its obligations even though the Company has generated no operating
revenues.   However, the Company continues its efforts to raise
capital.   The Company does not currently have sufficient capital to
continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act
reporting requirements.   The Company intends to pursue its business
plan and meet its reporting requirements utilizing cash made available from advances by Dr. Bauer, its chief executive officer and the
private and future public sale of its securities.   The Company's
management is of the opinion that revenues from the sales of its securities will be sufficient to pay its expenses until its business operations create revenue.

The Company is presently completing the initial prototypes of the "Dragonfly" after two "Dragonfly" mock-up prototypes were successfully demonstrated at the Java One conference at the Moscone Centre in San Francisco sponsored by Sun MicroSystems.

The approximate time frame including testing of these prototypes will be 2-3 months simultaneously negotiating with interested financial parties to secure the necessary capital for operations.

As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

The Company will not establish its own manufacturing plant, however, it will provide quality control personnel at these plants and will also maintain research and development facilities to secure
development of products presently in the planning stage.   The Company
does not expect to purchase any significant plant or equipment within the next twelve months.

Other than described above, the Company does not expect significant changes in the number of employees during the next twelve months.

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


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Donald A. Mitchell                 67       Chief Executive Officer
                                             Chairman of the Board

Ronald K. Gooding                  62       Chief Financial Officer
                                              Vice President/Director

Kenneth Blake                      58          President/Director

Resumes:

Donald Mitchell.   Mr. Mitchell has been Chief Executive Officer and
Chairman of the Board of Directors of the Company since March 15,
2000.    Since 1975, Mr. Mitchell has developed and managed a
financial consulting private practice and small business consulting practice which specializes in organizing medium size and small business and developing a proper financing strategy for sustained
growth.   Mr. Mitchell graduated from Bridgewater College, Brigewater,
Virginia in 1957 and attended advanced studies-monitored programs at New York University and Columbia University.

Ronald K. Gooding.   Mr. Gooding has been Chief Financial Officer,
Vice President and Director of the Company since March 15, 2000.
From 1994-1996, Mr. Gooding was controller and chief financial officer of A.J. Carpentry, Bee Custom Kitchens and Baths, and Subsidiaries. From 1998 to present, Mr. Gooding works as a controller with multi-
state and global marketing companies.   Mr. Gooding earned a Bachelor
of Arts degree in accounting and psychology from Furman University in
1960.   He attended post graduate studies at the University of Alabama
during 1974.   Mr. Gooding is a member of the American Institute of
CPA's, American Management Association and Association of Accountants.

Kenneth J. Blake.   Mr. Blake has been President and Director of the
Company since March 15, 2000.   From 1998 to present, Mr. Blake has
been the president of ThermaLock Products, Inc. responsible for strategic planning and product positioning within various market
segments.   ThermaLock Products, Inc. is in the business of
engineering research and development.   Mr. Blake earned an Associates
of Science degree in 1962 from Corning Community College. At the State University of New York at Buffalo, Mr. Blake earned an A.A.S. degree in Industrial Administration in 1965, a Bachelor of Science degree in Industrial Engineering with a minor in Industrial Psychology in 1961 and a Master of Science degree in Computer Science in 1975.

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Directorships.   No director or nominee for director holds a
directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.   EXECUTIVE COMPENSATION

For the year ended December 31, 1999, none of the prior officers and/or directors received any compensation for their services. Subsequent to December 31, 1999, Mr. Mitchell is compensated pursuant to a management engagement agreement dated January 21, 2000 between the Company an International Investment Banking, Inc., a company
controlled by Mr. Mitchell.   Pursuant to the agreement, IIBI receives
$10,000 per month.  The annual compensation of IIBI shall increase at
a rate of 20% per year.   In addition to monthly compensation, IIBI or
Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell shall be granted common stock representing 1,000,000
common shares for each year of IIBI's engagement.   The agreement has
an initial term of two years unless further extended by mutual agreement of the parties.

All officers and directors are reimbursed for expenses incurred on behalf of Company.

Board of Directors Compensation. Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Corporation. Director liability insurance
may be provided to all members of the Board of Directors.    No
differentiation is made in the compensation of "outside directors" and those officers of the Corporation serving in that capacity.

There is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

As of December 31, 1999, there were 15,663,164 Common Shares
outstanding.   As of March 31, 2000, there were 17,963,164 Common
Shares outstanding.   The following tables list the current Company's
stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common Stock beneficially owned by the Directors and elected officers of the Company, as a group.

                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Donald A. Mitchell(1)                         2,000,000          11.13%
2101 West S.R. 434
Suite 221
Longwood, FL 32779

Ronald K. Gooding(2)                           100,000             .56%
13815 Fairway Island Drive
#1311
Orlando, Florida 32657

Kenneth J. Blake(3)                            200,000           1.11%
400 Summit Ridge Place
Longwood, Florida 32779

Adolf (Adi) Bauer(4)                         6,977,616          38.84%
Suite 102, 145 West 15th Street
North Vancouver, B.C. V7M 1R9

Steven E. Owlett(5)                          1,260,000           7.01%
P.O. 1032
Wellsboro, PA 16901

Paul Daoust                                  1,000,000           5.57%
719 Princess Street
Suite 2404

Officers and Directors as a Group
(3 persons)                                  2,300,000          12.80%

(1)   Mr. Mitchell is CEO and Chairman of the Board of the Company.
(2)   Mr. Gooding is CFO, Vice President and Director of the Company.
(3)   Mr. Blake is President and Director of the Company.
(4) Dr. A.F. Bauer is the former CEO, President and a Director of the Company.
(5)   Steven E. Owlett is a former director of the Company.

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into an oral contract for design and integration work with Valcom, Ltd., an entity controlled by Mr. MacPherson, a
former director of the Company.   Valcom, Ltd. shall supply five
prototypes of the Dragonfly.   The work is to be done on an ongoing
basis. To date, the Company has paid $50,000Canadian ($31,336US) on account.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors.
Balance Sheet
Statement of Operations.
Statement of Stockholder's Equity.
Statement of Comprehensive Loss
Statement of Cash Flows
Notes to Financial Statements.

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

VARMA  &  ASSOCIATES
========================================================
Bob A. Varma, CPA           610 Crown Oak Centre Drive
James P. Gately, CPA        Longwood, Florida 32750
Mark A. Haas, CPA           Office (407) 834-7344   Fax (407)
834-7814


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
---------------------------------------------------------------

To the Board of Directors and Stockholders
E-Rex, Inc.
Orlando, FL

We have audited the accompanying balance sheet of E-Rex, Inc. (a development stage company), as of December 31, 1999, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the year ended December 31, 1998, the year ended December 31, 1997 and for the period from inception (August 26, 1986) to December 31,1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Rex, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, the year ended December 31, 1998, the year ended December 31, 1997 and for the period from inception (August 26, 1986) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       Varma and Associates
                                       Certified Public Accountants
                                       Longwood, FL
                                     March 30, 2000

                                     E-REX, INC.
                                   BALANCE SHEET
                              As of December 31, 1999


                                      ASSETS
                                     --------

CURRENT ASSETS
--------------
 Cash                                          $       22,006
                                               --------------
     Total Current Assets                              22,006        $      22,006


OTHER ASSETS
------------
 Furniture and equipment                               4,937
 Less: accumulated depreciation                       (2,896)
                                               -------------
     Total Other Assets                                2,041                2,041
                                                                     ------------
               TOTAL ASSETS                                          $     24,047
                                                                    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        -------------------------------------

CURRENT LIABILITIES
-------------------
 Accounts payable                             $       82,075
 Demand note payable                                   6,450
                                              --------------
  Total current liabilities                           88,525         $      88,525
                                                                     -------------
                TOTAL LIABILITIES                                           88,525

                                  STOCKHOLDERS' EQUITY
                                  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------
 Common stock, $.0001 par value,
     100,000,000 authorized
     and 15,663,164 shares issued and outstanding.    15,539
 Additional paid in capital                          708,962
 Retained earnings                                  (788,979)
                                                ------------
          Total stockholders' equity                 (64,478)             (64,478)
                                                                     ------------
                 TOTAL LIABILITIES AND EQUITY (DEFICIT)              $      24,047
                                                                     =============




             See accompanying notes to the financial statements

                           E-REX, INC.
                  STATEMENT OF OPERATIONS
              For the Period from Inception
          (August 26, 1986) to December 31, 1999

                                                                                        From
                          1999              1998                  1997              Inception
REVENUE             $            -      $            -      $              -       $             -

EXPENSES

 General and
   administrative          464,436              27,703                68,704               911,144
                        ----------          ----------           -----------           -----------
LOSS FROM OPERATIONS      (464,436)            (27,703)              (68,704)             (911,144)

OTHER INCOME

 Interest income              1,210                 229                1,439

 Recovery from lawsuit           -                    -              120,726               120,726
                         ---------           ----------          -----------            ----------
INCOME (LOSS) BEFORE
  INCOME TAXES            (464,436)             (26,493)               52,251             (788,979)

 Income Taxes                    -                    -                     -                    -

NET INCOME (LOSS)     $   (464,436)        $    (26,493)       $       52,251         $   (788,979)
                      ============         ============        ==============         ============


 Weighted average
 Number of shares       13,439,674            1,178,841               803,195

 Basic EPS    $              (0.04)        $      (0.02)       $         0.06




















     See accompanying notes to the financial statements

               E-REX, INC.
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period from Inception
     (August 26, 1986) to December 31, 1999

                                                               ADDITIONAL
                                COMMON            STOCK         PAID-IN         INCOME
                                SHARES            AMOUNT         CAPITAL         (LOSS)    TOTAL
                                -------         ---------     ------------     ---------   ------
Issuance of shares of
common stock on Aug. 26,
1986, for $.044 per share         250,000    $          250    $     10,750    $     -      $ 11,000

Net (loss) from inception
on Aug. 26, 1986, through
Dec. 31, 1986                                                                   (15,354)     (15,354)

Balance, December 31, 1986        250,000               250          10,750     (15,354)      (4,354)

Issuance of shares of
common stock to the public
for $1.00 per share                93,215                93          93,122                   93,215

Deferred offering cost
offset against additional
paid-in capital                                                     (7,663)                   (7,663)

Net (loss) for the year
ended Dec. 31, 1987                                                             (80,103)     (80,103)

Balance, December 31, 1987        343,215               343         96,209      (95,457)       1,095

Net (loss) for the four
year period ended
Dec. 31, 1991                                                                    (4,072)      (4,072)

Balance, December 31, 1991        343,215               343         96,209      (99,529)      (2,977)

Issuance of shares of
stock on Feb. 4, 1992, for
$1.00 per share                   166,716               167        166,549                   166,716

Deferred offering cost
offset against additional
paid-in capital                                                    (26,125)                  (26,125)

Common stock issued
on Feb. 4, 1992 for services     136,785               137          27,220                    27,357

Net (loss) for the year
ended Dec. 31, 1992                                                            (179,027)    (179,027)

Balance, December 31, 1992       646,716               647         263,853     (278,556)     (14,056)




     See accompanying notes to the financial statements

E-REX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             continued
    For the Period from Inception
(August 26, 1986) to December 31, 1999

                                                                    ADDITIONAL
                                  COMMON               STOCK         PAID-IN           INCOME
                                  SHARES               AMOUNT         CAPITAL           (LOSS)             TOTAL
                                 ---------           ---------       ---------         --------           --------
Balance, December 31, 1992         646,716                647         263,853          (278,556)          (14,056)

Issuance of shares of
common stock to the public
on Feb. 3, 1993 for $4.00
per share                           32,000                 32         127,968           128,000

Deferred offering cost
offset against additional
paid-in capital                                                                        (74,239)          (74,239)

Common stock issued for
legal services on April
29, 1993                           110,000               110                            21,890            22,000

Net (loss) for the year
ended Dec. 31, 1993                                                                    (39,703)          (39,703)

Balance, December 31, 1993         788,716               789         339,472          (318,259)           22,002

Net (loss) for the year
ended Dec. 31, 1994                                                                     (8,357)           (8,357)

Balance, December 31, 1994         788,716               789         339,472          (326,616)           13,645

Net (loss) for the year
ended Dec. 31, 1995                                                                    (19,185)          (19,185)

Balance, December 31, 1995         788,716               789         339,472          (345,801)           (5,540)

Net (loss) for the year
ended Dec. 31, 1996                                                                     (4,500)           (4,500)

Balance, December 31, 1996         788,716               789         339,472          (350,301)          (10,040)

Common stock issued for
services Sep., 1997                30,000                 30                                                  30

Net income for the year
ended Dec. 31, 1997                                                                      52,251           52,251

Balance, December 31, 1997         818,716               819         339,472           (298,050)          42,241






     See accompanying notes to the financial statements

E-REX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    continued
For the Period from Inception
(August 26, 1986) to December 31, 1999

                                                                   ADDITIONAL
                                   COMMON               STOCK        PAID-IN          INCOME
                                   SHARES               AMOUNT       CAPITAL           (LOSS)          TOTAL
Balance, December 31, 1997         818,716                819         339,472          (298,050)        42,241

Common stock issued for
services Sep., 1998              1,682,000              1,682           1,000                            2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998              1,539,500              1,539         152,410                          153,949

Common stock issued for
services Dec., 1998                100,000                100           9,900                           10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                   (26,493)         (26,493)

Balance December 31, 1998       4,140,216           $   4,140       $ 502,782     $  (324,543)      $  182,379

Common shares issued              323,332                 197          80,636                           80,833
for cash

Common shares issued
for acquisition                 8,137,616              8,138                                            8,138

Common shares issued
for directors' fees             1,332,000              1,332          74,700                           76,032

Common shares issued
for services                    1,730,000             1,732           50,844                           52,576

Net loss for the period                                             (464,436)                        (464,436)

Balance, December 31, 1999     15,663,164        $   15,539      $   708,962      $  (788,979)      $ (64,478)
















     See accompanying notes to the financial statements

                 E-REX, INC.
              STATEMENT OF CASH FLOWS
   For the Period from Inception (August 26, 1986)
             to December 31, 1999

CASH FLOWS FROM (FOR)                                                                 From
OPERATING ACTIVITIES                     1999               1998           1997     Inception
                                     -----------       ----------      ---------   ------------
 Net income                          $  (464,436)      $ (26,493)      $  52,251    $  (788,979)

 Adjustments to reconcile net income to
 to net cash provided by (used in )
 operating activities:

 Stock issued for services                128,608         12,682              30        190,676
 Accounts payable                          71,940           (366)            460         82,075
 Other                                     29,014        (16,467)                        12,547
                                      -----------     ----------       ----------    ---------
 Total adjustments to net income          229,562         (4,151)            490        285,298

 Net cash provided by (used in)
 operating activities                    (234,874)       (30,644)         52,741       (503,681)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES

 None
                                        ---------       ---------        --------      ---------
 Net cash flows provided by (used in)
 investing activities                           -               -              -              -

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES

 Proceeds from issuance of stock,
   including paid-in capital               80,833         153,950              -        633,714
                                                -               -              -       (108,027)
                                        ---------       ---------        -------      ---------
 Net cash provided by (used in)
     financing                             80,833         153,950              -        525,687

CASH RECONCILIATION

 Net increase (decrease) in cash         (154,041)        123,306          52,741        22,006
 Cash at beginning of year                176,047          52,741               -             -
                                        ---------       ---------        --------     ---------
CASH BALANCE AT END OF YEAR             $  22,006     $   176,047      $   52,741    $   22,006
                                        =========      ==========      ==========    ==========








     See accompanying notes to the financial statements

E-REX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(See Independent Auditors Report)

1. Summary of significant accounting policies:

Nature of Operations - E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994 the Company changed its name to E-Rex, Inc. On February 20, 1999 the Company entered into a business combination (see Note 5). To date, the Company has had no revenues. The Company is in the development stage.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Earnings (Loss) Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, 'Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes - The Company records its income tax provision in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

Functional Currency - All amounts in the Company's financial statements and related footnotes are stated in US dollars. The
Company had no significant gain or losses from foreign currency conversions.

E-REX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(See Independent Auditors Report)

Property and Equipment - Depreciation and amortization is computed by the straight line method with the following recovery periods:

Organization costs                 5 Years
Office equipment and software    3-5 Years
Furniture                        5-7 Years

Maintenance and repairs, as incurred, are charged to expense;
betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income. No depreciation is recorded on property and plant left idle.

2. Basis of Presentation as a Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $812,952 for the period from inception (August 26, 1986) to December 31, 1999. This factor, amoung others, raises substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavers.

3. Income Taxes:

The Company records its incoem tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred incoem taxes.

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At December 31, 1999, the Company did not have any significant tax net operating loss carryforwards ( tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

E-REX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(See Independent Auditors Report)

4. Development Stage Company:

A development stage company is one for which principal operations have not commenced or pricipal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through December 31, 1999, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain. Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, 'Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

5. Business Combination:

On February 20, 1999 the Company entered into a merger agreement with Plantech Communications Systems, Inc. ("Plantech"), a privately held British Columbia, Canada, Corporation. Plantech is a development stage enterprise in the software, computer and internet area. From inception in 1992 to date Plantech has had no revenues.

Under the terms of the merger agreement, Plantech shareholders received one share of the Company's common stock for each outstanding share of Plantech stock. The Company issued 8,137,616 shares of its common stock in exchange for all the plantech common shares outstanding as of February 20, 1999.

The above business combination was accounted for under the purchase method. There was no significant difference between the purchase cost and the fair value of net assets/liabilities acquired, thus no goodwill or negative goodwill was recorded.

E-REX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(See Independent Auditors Report)

Plantech's results of operations are included in the Company's statement of operations from the date of merger, February 20, 1999, forward. The following table sets forth certain results of operations for the periods presented as if the Plantech business combination had been consumated on the same terms at the Plantech inception in 1992.

                                                  Inception
                         Jan. 1, 1999             (8/26/86)
                         to Feb. 20,            to Dec. 31,
                         1999                  1998

Revenues               $           -       $           -
Net (Loss)             $    (230,954)      $    (616,086)

6. Litigation and subsequent events:

In January, 2000 the Board of Directors resolved to settle a British Columbia Supreme Court action brought against the Company for an unpaid vendor bill for $25,000. The Company also accepted from the same vendor a return of 50,000 shares of the Company stock that the vendor held.

In 1993 the Company initiated legal action against a former merger candidate, and several of its principals, primarily to the Company when the merger was not consummated.

In October, 1997 a settlement agreement relating to the above action was entered into. In November, 1997 the Company received, net of attorney's fees, $120,726 to settle this matter.

7. Related Party Transactions:

The Company entered into a an agreement for design and integration work with an entity controlled by one of the Company's director/shareholders named Valcom Ltd., a West Vancouver, British Columbia company.

8. Required Cash Flow Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into a non-cash merger transaction as noted in footnote 5.

(b)    List of Exhibits

            The following exhibits are filed with this report:

(3) Articles of Incorporation and Bylaws incorporated by reference to Form 10SB.
(4) Specimen certificate for Common Stock incorporated by reference to Form 10SB.
(27) Financial Data Schedule






 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 9, 2000        E-Rex, Inc.

                                 /s/ Kenneth J. Blake
                                 ------------------------------------
                                 By: Kenneth J. Blake, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Blake                                          4/9/00
------------------------------                                 Date:
Kenneth J. Blake
President and Director

/s/ Ronald K. Gooding                                        4/9/00
------------------------------                                 Date:
Ronald K. Gooding
Chief Financial Officer
Controller, Director


/s/ Donald Mitchell                                          4/9/00
------------------------------                                 Date:
Donald Mitchell
Chief Executive Office
Chairman of the Board of Director