Form 10-Q
period 2000-03-31
E REX INC
filed 2000-06-23
CIK 1093159

10Q Mar-31-2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from _____ to _____

Commission File Number: 0-22965

                                   E-Rex, Inc
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                      (I.R.S. Employer Identification No.)

                           2101 West SR 434, Suite 221
                               Longwood, FL 32779
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  407-949-9300
               --------------------------------------------------
               Registrants telephone number, including area code)

                              --------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000: 15,485,548.

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

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

Capital and Source of Liquidity.

The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital has been primarily obtained through advances from the Company's chief executive officer and from a limited offering of common stock.

The Company received proceeds from the sale of Common Stock of $250,000 for the three months ended March 31, 2000 resulting in net cash provided by financing activities of $159,000 compared to $10,666 for the three months ended March 31, 1999 resulting in net cash provided by financing activities of $10,666.

The Company had no investing activities for the three months ended March 31, 2000.

Results of Operations.

Since inception, the Company has not received any revenues from operations. For the three months ended March 31, 2000, the Company had a net loss of $175,084. The Company had no depreciation expense and issued common stock valued at $127,175 for services for the three month period ended March 31, 2000. The Company had no change in deposits with vendors, no change in notes receivable, no change in interest receivable, an increase in loan payable of $409,000, a decrease in accounts payable and accruals of $8,896, and an increase in management fees payable of $20,000.

General and administrative expenses were $175,084 and consisted primarily of accounting and audit fees, rent, and miscellaneous expenses. There were no Research and development expenses for the three months ended March 31, 2000.

For the three months ended March 31, 1999, the Company had a net loss of $229,835 consisting entirely of General and administrative expenses.

Plan of Operation.

The Company does not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act reporting requirements. The Company intends to pursue its business plan and meet its reporting requirements utilizing cash made available from anticipated offerings of its securities.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings required to be reported.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended March 31, 2000, the Company sold in a series of private placements approximately 4,000,000 shares of restricted common stock at a price of $.10 per share, for gross proceeds of approximately $400,000.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

   27    Financial Data Schedule

B. Form 8-K.

   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              E-REX, Inc.

Dated: June 21, 2000                          By: /s/ Carl Dilley
                                                  -----------------------------
                                                  Carl Dilley,
                                                  Chief Executive Officer and
                                                  Chief Accounting officer

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                      (See Independent Accountant's Report)

1. Summary of significant accounting policies:

Nature of Operations - E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994 the Company changed its name to E-Rex, Inc. On February 20, 2999 the Company entered into a business combination (see Note 5). To date, the Company has had no revenues. The Company is in the development stage.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Earnings (Loss) Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, `Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
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

2. Basis of Presentation as a Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to March 31, 2000. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

3. Income Taxes:

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At March 31, 2000, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At March 31, 2000 the Company did not have any significant deferred tax liabilities or deferred tax assets.

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                      (See Independent Accountant's Report

4. Development Stage Company:

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through March 31, 2000, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

The above business combination was accounted for under the purchase method. There was no significant difference between the purchase cost and the fair value of net assets/liabilities acquired, thus no goodwill was recorded. Plantech's results of operations are included in the Company's statement of operations from the date of merger, February 20, 2999, forward. The following table sets forth certain results of operations for the periods presented as if the Plantech business combination had been consummated on the same terms at the Plantech inception in 1992.

                                                              Inception
                                    Jan. 1, 1999              (8/26/86)
                                     To Feb. 20,             To Dec. 31,
                                        1999                     1998
                                    -------------           -------------
     Revenues                       $         --            $         --
     Net (Loss)                     $   (230,954)           $   (616,086)

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                     (See Independent Accountant's Reports)

6. Litigation:

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

6. Related Party Transactions:

The Company assumed a promissory note payable to Valcom Ltd, a West Vancouver, British Columbia company, dated March 15, 1997 in the amount of $6,450 with no interest stated. This note was assumed by the Company from the merger as described in footnote 5. The Company has also entered into an agreement for design and integration work with Valcom Ltd, an entity controlled by a shareholder of the Company that was a director of the Company at the time the agreement was entered into.

The Company entered into an agreement on January 21, 2000 with international Investment Banking, Inc. ("IIBI") whereby IIBI will serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chief Executive Officer, Donald A. Mitchell, of the Company also controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year.

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                      (See Independent Accountant's Report)

Note 7. continued:

In addition to monthly compensation, IIBI OR Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum of this agreement, IIBI was directed on the Company's behalf the following: Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockholder Presentations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock.

The Company also was loaned $409,000 from IIBI in the form of a provisory note to cover the Company's short-term cash flow needs. The Company expects to fund this note with an issuance of stock within the near future.

8. Stockholders' Equity:

During the period ending March 31, 2000 the Company had a change in ownership whereby the former directors of the Company sold 8,237,616 shares back to the Company as treasury stock for an amount of $250,000. During the same period, 8,060,000 additional shares were then issued for services to the new directors of the Company and the Company's attorney. The shares issued were valued at the fair market value as traded on the date that the shares were declared for issuance.

9. Required Cash Flow Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into a management agreement, as noted in footnote 7, in which the Company issued for common stock for services. The Company has issued shares of common stock for services in prior years.

                                   E-REX, INC.
                                  BALANCE SHEET
                   As of March 31, 2000 and December 31, 1999

                                     ASSETS
                                                                March 31,    December 31,
CURRENT ASSETS                                                    2000           1999
--------------
       Cash                                                    $    92,701    $    22,006
       Prepaid expense                                           7,438,425             --
       Receivable - related party                                   51,500             --
                                                               -----------    -----------
                    Total Current Assets                         7,582,626         22,006
OTHER ASSETS
       Furniture and equipment                                       4,937          4,937
       Less: accumulated depreciation                               (2,896)        (2,896)
                                                               -----------    -----------
                    Total Other Assets                               2,041          2,041
                                                               -----------    -----------
                    TOTAL ASSETS                               $ 7,584,667    $    24,047
                                                               ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
       Accounts payable                                        $    73,179    $    82,075
       Accrued management fee                                       20,000             --
       Loan payable                                                409,000             --
       Demand note payable                                           6,450          6,450
                                                               -----------    -----------
                    Total current liabilities                      508,629         88,525
                                                               -----------    -----------
                    TOTAL LIABILITIES                              508,629         88,525

                              STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
       Common stock, $.001 par value, 100,000,000 authorized
           and 15,485,548 shares issued and outstanding             23,599         15,539
       Additional paid in capital                                8,266,502        708,962
       Retained earnings                                          (964,063)      (788,979)
       Less treasury stock                                        (250,000)            --
                                                               -----------    -----------
                    Total stockholders' equity                   7,076,038        (64,478)
                                                               -----------    -----------
                    TOTAL LIABILITIES AND EQUITY (DEFICIT)     $ 7,584,667    $    24,047
                                                               ===========    ===========

               See accompanying notes to the financial statements

                                   E-REX, INC.
                             STATEMENT OF OPERATIONS
              For the Three Months ending March 31, 2000 and 1999,
                  The Twelve Months Ending December 31,1999 and
               From Inception (August 26, 1986) to March 31, 2000

                                      March 31,       March 31,     December 31,       From
                                        2000            1999            1999         Inception
                                    ------------    ------------    ------------    ------------
REVENUE                             $         --    $         --    $         --    $         --
-------

EXPENSES
--------

       General and administrative        175,084         229,835         464,436       1,086,228
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                    (175,084)       (229,835)       (464,436)     (1,086,228)
--------------------

OTHER INCOME
------------

       Interest income                                                                     1,439

       Recovery from lawsuit                                                             120,726
                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES       (175,084)       (229,835)       (464,436)       (964,063)
---------------------------------

       Income Taxes                           --              --              --              --
                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)
-----------------
                                    $   (175,084)   $   (229,835)   $   (464,436)   $   (964,063)
                                    ============    ============    ============    ============
       Weighted average
       Number of shares               13,276,859       7,695,421      13,439,674

       Basic EPS                    $      (0.01)   $      (0.03)   $      (0.04)

               See accompanying notes to the financial statements

                                   E-REX, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to March 31, 2000

                                                            ADDITIONAL
                                  COMMON       STOCK         PAID-IN       INCOME
                                  SHARES       AMOUNT        CAPITAL       (LOSS)        TOTAL
                                 --------     ---------     ---------    ---------     ---------
Issuance of shares of
common stock on Aug. 26,
1986, for $.044 per share         250,000     $     250     $  10,750    $      --     $  11,000

Net (loss) from inception
on Aug. 26, 1986, through
Dec. 31, 1986                                                              (15,354)      (15,354)
                                 --------     ---------     ---------    ---------     ---------
Balance, December 31, 1986        250,000           250        10,750      (15,354)       (4,354)

Issuance of shares of
common stock to the public
for $1.00 per share                93,215            93        93,122                     93,215

Deferred offering cost
offset against additional
paid-in capital                                                (7,663)                    (7,663)

Net (loss) for the year
ended Dec. 31, 1987                                                        (80,103)      (80,103)
                                 --------     ---------     ---------    ---------     ---------
Balance, December 31, 1987        343,215           343        96,209      (95,457)        1,095

Net (loss) for the four
year period ended
Dec. 31, 1991                                                               (4,072)       (4,072)
                                 --------     ---------     ---------    ---------     ---------
Balance, December 31, 1991        343,215           343        96,209      (99,529)       (2,977)

Issuance of shares of
stock on Feb. 4, 1992, for
$1.00 per share                   166,716           167       166,549                    166,716

Deferred offering cost
offset against additional
paid-in capital                                               (26,125)                   (26,125)

Common stock issued
on Feb. 4, 1992 for services      136,785           137        27,220                     27,357

Net (loss) for the year
ended Dec. 31, 1992                                                       (179,027)     (179,027)
                                 --------     ---------     ---------    ---------     ---------
Balance, December 31, 1992        646,716           647       263,853     (278,556)      (14,056)

               See accompanying notes to the financial statements

                                   E-REX, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to March 31, 2000

                                                       ADDITIONAL
                               COMMON       STOCK       PAID-IN      INCOME
                               SHARES       AMOUNT      CAPITAL      (LOSS)       TOTAL
                              --------     --------     --------    --------     --------
Balance, December 31, 1992     646,716          647      263,853    (278,556)     (14,056)

Issuance of shares of
common stock to the public
on Feb. 3, 1993 for $4.00
per share                       32,000           32      127,968                  128,000

Deferred offering cost
offset against additional
paid-in capital                                          (74,239)                 (74,239)

Common stock issued for
legal services on April
29, 1993                       110,000          110       21,890                   22,000

Net (loss) for the year
ended Dec. 31, 1993                                                  (39,703)     (39,703)
                              --------     --------     --------    --------     --------
Balance, December 31, 1993     788,716          789      339,472    (318,259)      22,002

Net (loss) for the year
ended Dec. 31, 1994                                                   (8,357)      (8,357)
                              --------     --------     --------    --------     --------
Balance, December 31, 1994     788,716          789      339,472    (326,616)      13,645

Net (loss) for the year
ended Dec. 31, 1995                                                  (19,185)     (19,185)
                              --------     --------     --------    --------     --------
Balance, December 31, 1995     788,716          789      339,472    (345,801)      (5,540)

Net (loss) for the year
ended Dec. 31, 1996                                                   (4,500)      (4,500)
                              --------     --------     --------    --------     --------
Balance, December 31, 1996     788,716          789      339,472    (350,301)     (10,040)

Common stock issued for
services Sep., 1997             30,000           30                                    30

Net income for the year
ended Dec. 31, 1997                                                   52,251       52,251
                              --------     --------     --------    --------     --------
Balance, December 31, 1997     818,716          819      339,472    (298,050)      42,241

               See accompanying notes to the financial statements

                                   E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Period from Inception (August 26, 1986) to March 31, 2000

                                                               ADDITIONAL
                                 COMMON         STOCK           PAID-IN        INCOME
                                 SHARES         AMOUNT          CAPITAL        (LOSS)           TOTAL
                              -----------     -----------     -----------    -----------     -----------
Balance, December 31, 1997        818,716             819         339,472       (298,050)         42,241

Common stock issued for
services Sep., 1998             1,682,000           1,682           1,000                          2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998             1,539,500           1,539         152,410                        153,949

Common stock issued for
services Dec., 1998               100,000             100           9,900                         10,000

Net (loss) for the year
ended Dec. 31, 1998                                                              (26,493)        (26,493)
                              -----------     -----------     -----------    -----------     -----------
Balance December 31, 1998       4,140,216           4,140         502,782       (324,543)        182,379

Common shares issued              323,332             197          80,636                         80,833
for cash

Common shares issued
for acquisition                 8,137,616           8,138                                          8,138

Common shares issued
for directors' fees             1,332,000           1,332          74,700                         76,032

Common shares issued
for services                    1,730,000           1,732          50,844                         52,576

Net loss for the period                                                         (464,436)       (464,436)
                              -----------     -----------     -----------    -----------     -----------
Balance, December 31, 1999     15,663,164          15,539         708,962       (788,979)        (64,478)

Common shares issued
for services                    8,060,000           8,060       7,557,540                      7,565,600

Common share purchased
as treasury stock              (8,237,616)                                                      (250,000)

Net loss for the period                                                         (175,084)
                              -----------     -----------     -----------    -----------     -----------
Balance, March 31, 2000        15,485,548     $    23,599     $ 8,266,502    $  (964,063)    $ 7,251,122
                              ===========     ===========     ===========    ===========     ===========

               See accompanying notes to the financial statements

                                   E-REX, INC.
                             STATEMENT OF CASH FLOWS
                             STATEMENT OF OPERATIONS
              For the Three Months ending March 31, 2000 and 1999,
                  The Twelve Months Ending December 31,1999 and
               From Inception (August 26, 1986) to March 31, 2000


CASH FLOWS FROM (FOR)                                       March 31,    March 31,    December 31,      From
OPERATING ACTIVITIES                                          2000          1999          1999        Inception
--------------------                                       ----------    ----------    ----------    ----------
       Net income                                          $(175,084)    $(229,835)    $(464,436)    $(964,063)
                                                           ----------    ----------    ----------    ----------
       Adjustments to reconcile net income to
       to net cash provided by (used in)
       operating activities:

       Receivable - related party                            (51,500)                                  (51,500)
       Stock issued for services                             127,175         2,528       128,608       317,851
       Accounts payable                                       (8,896)       86,549        71,940        73,179
       Other                                                  20,000       (12,801)       29,014        32,547
                                                           ----------    ----------    ----------    ----------
       Total adjustments to net income                        86,779        76,276       229,562       372,077

       Net cash provided by (used in)
       operating activities                                  (88,305)     (153,559)     (234,874)     (591,986)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
--------------------
       None
                                                           ----------    ----------    ----------    ----------
       Net cash flows provided by (used in)
       investing activities                                       --            --            --            --

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
--------------------
       Purchase of treasury stock                           (250,000)                                 (250,000)
       Proceeds from loan                                    409,000                                   409,000
       Proceeds from issuance of stock                                      10,666        80,833       633,714
       Offering costs                                                                                 (108,027)
                                                           ----------    ----------    ----------    ----------
       Net cash provided by (used in) financing              159,000        10,666        80,833       684,687

CASH RECONCILIATION
-------------------
       Net increase (decrease) in cash                        70,695      (142,893)     (154,041)       92,701
       Cash at beginning of year                              22,006       176,047       176,047            --
                                                           ----------    ----------    ----------    ----------
CASH BALANCE AT END OF YEAR                                $  92,701     $  33,154     $  22,006     $  92,701
---------------------------                                ==========    ==========    ==========    ==========

               See accompanying notes to the financial statements

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule