Form 10-Q
period 2000-06-30
E REX INC
filed 2000-08-16
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000
OR

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

                      (I.R.S. Employer Identification No.)

                           8890 Coral Way, Suite 220
                               Miami, FL 33165
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  305-554-9903
               --------------------------------------------------
               Registrants telephone number, including area code)

                              --------------------
      (Former name, former address and former fiscal year, if changed since last report)

                           2101 West SR 434, Suite 221
                               Longwood, FL 32779

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000: 27,013,164.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   E-REX, INC.
                                  BALANCE SHEET
                    As of June 30, 2000 and December 31, 1999


                                   ASSETS

                                                          June 30   December 31
CURRENT ASSETS                                              2000       1999
                                                         ----------  ----------
   Cash                                                  $   65,837  $  22,006
   Prepaid expense                                           11,667          -
   Receivable - related party                                 2,680          -
                                                         ----------  ----------

           Total Current Assets                              80,184     22,006


OTHER ASSETS

   Furniture and equipment                                    5,511      4,937
   Less: accumulated depreciation                                 -     (2,896)
                                                         ----------  ----------

           Total Other Assets                                 5,511      2,041
                                                         ----------  ----------

           TOTAL ASSETS                                  $   85,695  $  24,047
                                                         ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                      $   76,629  $  82,075
   Accrued expense                                           44,028          -
   Loan payable                                              95,000          -
   Demand note payable                                        6,450      6,450
                                                         ----------  ----------

           Total current liabilities                        222,107     88,525
                                                         ----------  ----------

           TOTAL LIABILITIES                                222,107     88,525

                                 STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value, 100,000,000 authorized
       and 27,033,164 shares issued and outstanding.         27,033     15,539
   Additional paid in capital                             8,592,068    708,962
   Allowance for prepaid stock compensation              (4,623,342)         -
   Accumulated deficit                                   (3,982,171)  (788,979)
   Less treasury stock                                     (150,000)         -
                                                         ----------  ----------

           Total stockholders' equity                      (136,412)   (64,478)
                                                         ----------  ----------

           TOTAL LIABILITIES AND EQUITY (DEFICIT)        $   85,695  $  24,047
                                                         ==========  ==========

               See accompanying notes to the financial statements

                                   E-REX, INC.
                             STATEMENT OF OPERATIONS
                For the Six Months ending June 30, 2000 and 1999,
                  The Twelve Months Ending December 31,1999 and
               From Inception (August 26, 1986) to March 31, 2000

                                    June 30     June 30   December 31      From
                                     2000         1999        1999      Inception
                                  -----------  ----------  ----------  ------------
REVENUE                           $       -    $      -    $      -    $        -

EXPENSES

   General and administrative       3,187,584     304,338     464,436     3,652,020

LOSS FROM OPERATIONS               (3,187,584)   (304,338)   (464,436)   (3,652,020)
                                  -----------  ----------  ----------  ------------

OTHER INCOME (EXPENSE)

   Interest income                                                            1,439
   Interest expense                    (5,608)                               (5,608)
   Recovery from lawsuit                                                    120,726
                                  -----------  ----------  ----------  ------------

INCOME (LOSS) BEFORE INCOME TAXES  (3,193,192)   (304,338)   (464,436)   (3,535,463)

   Income Taxes                             -           -           -             -
                                  -----------  ----------  ----------  ------------

NET INCOME (LOSS)
                                  $(3,193,192) $ (304,338) $ (464,436) $ (3,535,463)
                                  ===========  ==========  ==========  ============

   Weighted average
   Number of shares                17,973,048  13,422,729  13,439,674

   Basic and diluted
         earnings per share       $     (0.18) $    (0.02) $    (0.04)

               See accompanying notes to the financial statements

                                   E-REX, INC.
                            STATEMENT OF OPERATIONS
               For the Three Months ending June 30, 2000 and 1999



                                                 June 30      June 30
                                                   2000         1999
                                               ------------  ----------
REVENUE                                        $        -    $      -

EXPENSES

   General and administrative                     2,023,162      75,967
                                               ------------  ----------

LOSS FROM OPERATIONS                             (2,023,162)    (75,967)

OTHER INCOME

   None
                                               ------------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                (2,023,162)    (75,967)

   Income Taxes                                           -           -
                                               ------------  ----------

NET INCOME (LOSS)
                                               $ (2,023,162) $  (75,967)
                                               ============  ==========

               See accompanying notes to the financial statements

                                   E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to June 30, 2000

                                                         ADDITIONAL
                                   COMMON     STOCK       PAID-IN       INCOME
                                   SHARES     AMOUNT       CAPITAL      (LOSS)        TOTAL
                                  -------  -----------  ------------  ----------  ------------
Issuance of shares of
common stock on Aug. 26,
1986, for $.044 per share         250,000  $       250  $     10,750  $      -    $     11,000

Net (loss) from inception
on Aug. 26, 1986, through
Dec. 31, 1986                                                            (15,354)      (15,354)
                                  -------  -----------  ------------  ----------  ------------

Balance, December 31, 1986        250,000          250        10,750     (15,354)       (4,354)

Issuance of shares of
common stock to the public
for $1.00 per share                93,215           93        93,122                    93,215

Deferred offering cost
offset against additional
paid-in capital                                               (7,663)                   (7,663)

Net (loss) for the year
ended Dec. 31, 1987                                                      (80,103)      (80,103)
                                  -------  -----------  ------------  ----------  ------------

Balance, December 31, 1987        343,215          343        96,209     (95,457)        1,095

Net (loss) for the four
year period ended
Dec. 31, 1991                                                             (4,072)       (4,072)
                                  -------  -----------  ------------  ----------  ------------

Balance, December 31, 1991        343,215          343        96,209     (99,529)       (2,977)

Issuance of shares of
stock on Feb. 4, 1992, for
$1.00 per share                   166,716          167       166,549                   166,716

Deferred offering cost
offset against additional
paid-in capital                                              (26,125)                  (26,125)

Common stock issued
on Feb. 4, 1992 for services      136,785          137        27,220                    27,357

Net (loss) for the year
ended Dec. 31, 1992                                                     (179,027)     (179,027)
                                  -------  -----------  ------------  ----------  ------------

Balance, December 31, 1992        646,716          647       263,853    (278,556)      (14,056)

               See accompanying notes to the financial statements

                                  E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to June 30, 2000

                                                           ADDITIONAL
                                  COMMON         STOCK       PAID-IN     INCOME
                                  SHARES         AMOUNT      CAPITAL     (LOSS)         TOTAL
                                  -------        ------    ----------   --------       -------

Balance, December 31, 1992        646,716          647       263,853    (278,556)      (14,056)

Issuance of shares of
common stock to the public
on Feb. 3, 1993 for $4.00
per share                          32,000           32       127,968                   128,000

Deferred offering cost
offset against additional
paid-in capital                                              (74,239)                  (74,239)

Common stock issued for
legal services on April
29, 1993                          110,000          110        21,890                    22,000

Net (loss) for the year
ended Dec. 31, 1993                                                      (39,703)      (39,703)
                                  -------          ---       -------    --------       -------

Balance, December 31, 1993        788,716          789       339,472    (318,259)       22,002

Net (loss) for the year
ended Dec. 31, 1994                                                       (8,357)       (8,357)
                                  -------          ---       -------    --------       -------

Balance, December 31, 1994        788,716          789       339,472    (326,616)       13,645

Net (loss) for the year
ended Dec. 31, 1995                                                      (19,185)      (19,185)
                                  -------          ---       -------    --------       -------

Balance, December 31, 1995        788,716          789       339,472    (345,801)       (5,540)

Net (loss) for the year
ended Dec. 31, 1996                                                       (4,500)       (4,500)
                                  -------          ---       -------    --------       -------

Balance, December 31, 1996        788,716          789       339,472    (350,301)      (10,040)

Common stock issued for
services Sep., 1997                30,000           30                                      30

Net income for the year
ended Dec. 31, 1997                                                       52,251        52,251
                                  -------          ---       -------    --------       -------

Balance, December 31, 1997        818,716          819       339,472    (298,050)       42,241

               See accompanying notes to the financial statements

                                  E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to June 30, 2000


                                                         ADDITIONAL
                                 COMMON       STOCK       PAID-IN       INCOME
                                 SHARES      AMOUNT       CAPITAL       (LOSS)        TOTAL
                               ----------  -----------  ------------  -----------  ------------
Balance, December 31, 1997        818,716          819       339,472     (298,050)       42,241

Common stock issued for
services Sep., 1998             1,682,000        1,682         1,000                      2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998             1,539,500        1,539       152,410                    153,949

Common stock issued for
services Dec., 1998               100,000          100         9,900                     10,000

Net (loss) for the year
ended Dec. 31, 1998                                                       (26,493)      (26,493)
                               ----------  -----------  ------------  -----------  ------------

Balance December 31, 1998       4,140,216        4,140       502,782     (324,543)      182,379

Common shares issued              323,332          323        80,510                     80,833
for cash

Common shares issued
for acquisition                 8,137,616        8,138                                    8,138

Common shares issued
for directors' fees             1,332,000        1,332        74,700                     76,032

Common shares issued
for services                    1,750,000        1,750        50,826                     52,576

Net loss for the period                                                  (464,436)     (464,436)
                               ----------  -----------  ------------  -----------  ------------

Balance, December 31, 1999     15,683,164       15,683       708,816     (788,979)      (64,478)

Common shares issued
for cash                        3,290,000        3,290       325,710                    329,000

Common shares issued
for services                    8,060,000        8,060     7,557,540                  7,565,600

Allowance for prepaid
stock compensation                                                                   (4,623,342)

Common share purchased
as treasury stock              (8,237,616)                                             (150,000)

Net loss for the period                                                (3,193,192)   (3,193,192)
                               ----------  -----------  ------------  -----------  ------------

Balance, June 30, 2000         18,795,548  $    27,033  $  8,592,068  $(3,982,171) $   (136,412)
                               ==========  ===========  ============  ===========  ============

               See accompanying notes to the financial statements

                                   E-REX, INC.
                             STATEMENT OF CASH FLOWS
                For the Six Months ending June 30, 2000 and 1999,
                  The Twelve Months Ending December 31,1999 and
                From Inception (August 26, 1986) to June 30, 2000

CASH FLOWS FROM (FOR)                        June 30      June 30     December 31      From
OPERATING ACTIVITIES                          2000          1999         1999       Inception
                                           -----------  ------------  -----------  ------------
   Net income                              $(3,193,192) $   (304,338) $  (464,436) $ (3,982,171)

   Adjustments to reconcile net income to
   to net cash provided by (used in )
   operating activities:

   Receivable - related party                   (2,680)                                  (2,680)
   Increase in prepaid expense                 (11,667)                                 (11,667)
   Stock issued for services                 2,942,258         2,600      128,608     3,132,934
   Accounts payable & accrued expense          120,657        98,407       71,940       120,657
   Other                                           (34)      (14,179)      29,014        14,588
                                           -----------  ------------  -----------  ------------

   Total adjustments to net income           3,048,534        86,828      229,562     3,253,832

   Net cash provided by (used in)
   operating activities                       (144,658)     (217,510)    (234,874)     (728,339)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES

   Purchase of furniture                        (5,511)                                  (5,511)
                                           -----------  ------------  -----------  ------------

   Net cash flows provided by (used in)
   investing activities                         (5,511)            -            -        (5,511)


CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES

   Purchase of treasury stock                 (150,000)                                (150,000)
   Proceeds from loan                          409,000                                  409,000
   Payment on loan                            (314,000)                                (314,000)
   Proceeds from issuance of stock             249,000        41,666       80,833       962,714
   Offering costs                                                                      (108,027)
                                           -----------  ------------  -----------  ------------

   Net cash provided by (used in) financin     194,000        41,666       80,833       799,687

CASH RECONCILIATION

   Net increase (decrease) in cash              43,831      (175,844)    (154,041)       65,837
   Cash at beginning of year                    22,006       176,047      176,047             -
                                           -----------  ------------  -----------  ------------

CASH BALANCE AT END OF YEAR                $    65,837  $        203  $    22,006  $     65,837
                                           ===========  ============  ===========  ============

               See accompanying notes to the financial statements

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

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

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

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

2. Basis of Presentation as a Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to June 30, 2000. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At March 31, 2000, the Company did not have any significant tax net operating loss carryforwards ( tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At March 31, 2000 the Company did not have any significant deferred tax liabilities or deferred tax assets.

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

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
                                                          Inception
                                    Jan. 1, 1999          (8/26/86)
                                      to Feb. 20,        to Dec. 31,
                                        1999                  1998
                                    -------------        -------------
Revenues                            $       -            $       -
Net (Loss)                          $    (230,954)       $    (616,086)

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

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

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

Note 7, continued:

In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum of this agreement, IIBI was directed on the Company's behalf the following: Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; and issue 6,000,000 shares of stock to Stockholder Presentations, Inc. per an investor relations contract.

The Company also was loaned $409,000 from IIBI in the form of a promissory note to cover the Company's short-term cash flow needs. The Company expects to fund this note with an issuance of stock within the near future.

8. Stockholders' Equity:

During the quarter ending June 30, 2000, the Company issued 3,290, shares of common stock for cash in the amount of $329,000. Also during the quarter the Company issued stock in accordance with its compensation and management agreements as noted in footnote 7. As these shares represent a long-term contract, the prepaid stock compensation balance has been set up as a contra-equity balance. The amount of prepaid stock compensation will be recognized as an expense during the life of the contracts over time.

During the period ending March 31, 2000 the Company had a change in ownership whereby the former directors of the Company sold 8,237,616 shares back to the Company as treasury stock for an amount of $150,000. During the same period, 8,060,000 additional shares were then issued for services to the new directors of the Company and the Company's attorney. The shares issued were valued at the fair market value as traded on the date that the shares were declared for issuance.

9. Required Cash Flow Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into a management agreement, as noted in footnote 7, in which the Company issued for common stock for services. The Company has issued shares of common stock for services in prior years.

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
E-Rex, Inc.
Orlando, FL

We have audited the accompanying balance sheet of E-Rex, Inc. (a development stage company), as of June 30, 2000, and the related statement of operations, stockholders' equity and cash flows for the six months ended June 30, 2000, and for the period from inception (August 26, 1986) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Rex, Inc. (a development stage company) as of June 30, 2000, and the results of its operations and its cash flows for the six months ending June 30, 2000, and inception (August 26, 1986) to June 30, 2000 in conformity with generally accepted accounting principles.

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

                                              Varma and Associates
                                              Certified Public Accountants
                                              Longwood, FL
                                              July 12, 2000

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

Trends and Uncertainties. Demand for the Company's products and services will be dependent on, among other things, market acceptance of the Company's concept, its proposed operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products and services, the Company's business operations, upon commencement, may be adversely affected by the Company's inability to obtain the necessary financing, competitors and prolonged recesionary periods.

Capital and Source of Liquidity.

The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital has been primarily obtained through advances from the Company's chief executive officer and from a limited offering of common stock.

The Company received proceeds from the sale of Common Stock of $329,000 for the three months ended June 30, 2000 resulting in net cash provided by financing activities of $329,000 compared to $31,000 for the three months ended June 30, 1999 resulting in net cash provided by financing activities of $31,000.

The Company had cash paid out in the amount of $5,511through investing activities for the three months ended June 30,2000 for the purchase of furniture.

Results of Operations.

Since inception, the Company has not received any revenues from operations. For the three months ended June 30, 2000, the Company had a net loss of $2,023,162. The Company had no depreciation expense and issued common stock valued at $1,902,800 for services for the three month period ended June 30, 2000. The Company had no change in deposits with vendors, no change in notes receivable, no change in interest receivable, a decrease in loan payable of $314,000, an increase in accounts payable and accruals of $27,478.

General and administrative expenses were $2,023,162 and consisted primarily of accounting and audit fees, rent, and miscellaneous expenses. There were no Research and development expenses for the three months ended June 30, 2000.

For the three months ended June 30, 1999, the Company had a net loss of $75,967 consisting entirely of General and administrative expenses.

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

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended June 30, 2000, the Company issued in a series of private placements 3,290,000 shares of restricted common stock. These shares were sold by the company during the 1st quarter, 2000, and the proceeds from the sale reported in Part II, item 2 of the 1st quarter 10Q report.

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

                                              E-REX, Inc.

Dated: July 31, 2000                          By: /s/ Carl Dilly
                                                  -----------------------------
                                                      Carl Dilley,
                                                      Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

   27            Financial Data Schedule