Form 10-Q
period 2000-09-30
E REX INC
filed 2000-11-20
CIK 1093159

10Q Sept 30-00

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000
OR

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000: 22,400,883.

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

The Company received proceeds from the issuance of Common Stock of $913,334 for the three months ended September 30, 2000 resulting in net cash provided by financing activities of $1,135,203.

In an exchange of stock and services agreement with Ultimate Franchise Systems, Inc., the Company acquired securities valued at $400,000 for the three months ended September 30, 2000.

The Company purchased fixed assets of $18,404 for the three months ended September 30, 2000.

Results of Operations.

During the third quarter of this year, the company purchased the ISP assets and software of Webulate, LLC. With this acquisition, the company initiated activities in the E-Tech design division of the company. This division provides commercial web site design and consulting services to small business. For the three months ending September 30, 2000, the company had gross revenues of $7,524. For the three months ended September 30, 2000, the company had a net loss of $2,219,832. The Company had a depreciation expense of $207 and issued common stock valued at $913,334 for services for the three month period ended September 30, 2000. The Company had an increase in loan payable to private company of $52,232, an increase in accounts payable of $94,318, and an increase in management fees payable of $30,000.

General and administrative expenses were $2,227,356 and consisted primarily of accounting and legal of $50,275, rent of $1,737, wages of $55,426, management fees of $1,984,800, travel expenses of $7,729,office supplies of $383,for the three months ended September 30, 2000.

Plan of Operation.

The Company intends to pursue its business plan and meet its reporting requirements utilizing cash made available from the private and future public sale of its securities as well as income for the E-Tech Design division of the company. The Company's management is aggressively pursuing relationships/markets for the E-Tech Design division and is of the opinion that revenues from the sales of its securities will be sufficient to pay its expenses until its business operations create positive cash flow. The Company continues its efforts to raise capital. The Company does not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act reporting requirements.

On a long-term basis, the Company's liquidity is dependent on revenue generation, additional infusions of capital and potential debt financing. Company management believes that additional capital and debt financing in the short term will allow it to pursue it's business plan and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings required to be reported.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2000, the Company issued in a series of private placements approximately 2,326,667 shares of restricted common stock at a average price of $.392 per share, for gross proceeds of approximately $912,523.

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

                                                 E-REX, Inc.

Dated: November 3, 2000                          By: /s/ Carl Dilley
                                                  -----------------------------
                                                     Carl Dilley,
                                                     Chief Executive Officer

                                   E-REX, INC.
                                  BALANCE SHEET
                   As of September 30, 2000 and June 30, 2000

                                                             September 30,        December 31,
                                                                  2000                1999
                         ASSETS
CURRENT ASSETS
--------------
       Cash                                                   $     2,051         $    22,006
       A/R                                                          7,524                  --
       Receivables-related parties                                     --                  --
                                                              -----------         -----------
                    Total Current Assets                      $     9,575              22,006

OTHER ASSETS
------------
       Furniture and Equipment                                     23,915               4,937
       Software                                                    65,000                   0
       Less: Accumulated Depreciation                                (207)             (2,896
       Investment in Ultimate Franchise Inc.                      400,000                   0
       Investment in DiveDepot.Com                                150,000                   0
                                                              -----------         -----------
                    Total Other Assets                            638,708               2,041
                                                              -----------         -----------
                    TOTAL ASSETS                              $   648,283         $    24,047
                                                              ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
       Accounts payable                                       $   140,184         $    82,075
       Accrued management fee                                      60,000                  --
       Accrued wages & salaries payable                            13,465
       Loan Payable                                                                     6,450
       Other accrued liabilities                                      500                   0
                                                              -----------         -----------
                    Total current liabilities                     214,149              88,525
                                                              -----------         -----------
 LONG-TERM LIABILITIES
 ---------------------
        Long Term Debt                                            220,000                   0
        Other long-term liabilities                               147,232                   0
        Demand Note Payable                                         5,781                   0
                                                              -----------         -----------
                    Total Long-term liabilities                   373,013                   0
                                                              -----------         -----------

                    TOTAL LIABILITIES                         $   587,162         $    88,525
                                                              ===========         ===========

                  STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
       Common stock, $.001 par value,                         $    22,401         $    15,539
       100,000,000 authorized, 15,539,164(December 31)
       and 22,400,883 (September 30) shares
       issued and outstanding
       Additional paid in capital                               9,502,245             708,962
       Retained earnings                                       (6,320,183)           (788,979)
       Prepaid Professional Service Fees                       (3,143,342)

     Total Stockholders' Equity                                    61,121             (64,478)
                                                              -----------         -----------
TOTAL LIABILITIES AND EQUITY (DEFICIT)                        $   648,283         $    24,047
                                                              ===========         ===========

               See accompanying notes to the financial statement

                                   E-REX, INC.
                             STATEMENT OF OPERATIONS
              For the Three Months ending September 30, 2000 & 1999,
                  The Nine Months Ending September 30,2000 & 1999
               From Inception (August 26, 1986) to September 30, 2000

                                         THREE MONTHS      THREE MONTHS       NINE MONTHS      NINE MONTHS
                                            ENDING            ENDING            ENDING            ENDING            FROM
                                        SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999      INCEPTION
                                        --------------    --------------    --------------    --------------    ------------
REVENUE
-------
Operating Revenue                        $      7,524                        $      7,524                        $      7,524

Revenue Adjustments 1st Quarter 2000                                         $          2
                                         ------------------------------------------------------------------------------------
TOTAL REVENUE                            $      7,524                        $      7,526                        $      7,524
                                         ------------------------------------------------------------------------------------
EXPENSES
--------
General and administrative                  2,227,356           122,115         4,482,876           426,453         5,349,020

Expense adjustments 1st qrt 2000                                                  918,938                             918,938
                                         ------------------------------------------------------------------------------------
TOTAL EXPENSES & ADJUSTMENTS             $  2,227,356      $    122,115         $5401,814      $    426,453      $  6,312,958

LOSS FROM OPERATIONS                       (2,219,832)         (122,115)       (5,394,288)         (426,453)       (6,305,434)
--------------------
OTHER INCOME
------------
Interest income                                                                                                         1,439

Recovery from lawsuit                                                                                                 120,726
                                         ------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES          (2,219,832)         (122,115)       (5,394,288)         (426,453)       (6,183,269)
---------------------------------
Income Taxes                                       --                --                --            (1,463)               --
                                         ------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $ (2,219,832)     $   (122,115)     $ (5,394,288)     $   (427,916)     $ (6,183,269)
-----------------                        ====================================================================================
       Weighted Average
       Number of shares                    18,607,310        15,231,832        18,607,310        15,331,832

       Basic EPS                         $      (0.12)     $      (0.01)     $      (0.29)     $      (0.03)

               See accompanying notes to the financial statements

                                   E-REX, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to September 30, 2000

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

               See accompanying notes to the financial statements

                                   E-REX, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to September 30, 2000

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

               See accompanying notes to the financial statements

                                   E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Period from Inception (August 26, 1986) to September 30, 2000

                                                               ADDITIONAL
                                 COMMON         STOCK           PAID-IN        INCOME
                                 SHARES         AMOUNT          CAPITAL        (LOSS)           TOTAL
                              -----------     -----------     -----------    -----------     -----------
Balance, December 31, 1997        818,716             819         339,472       (298,050)         42,241

Common stock issued for
services Sep., 1998             1,682,000           1,682           1,000                          2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998             1,539,500           1,539         152,410                        153,949

Common stock issued for
services Dec., 1998               100,000             100           9,900                         10,000

Net (loss) for the year
ended Dec. 31, 1998                                                              (26,493)        (26,493)
                              -----------     -----------     -----------    -----------     -----------
Balance December 31, 1998       4,140,216           4,140         502,782       (324,543)        182,379

1/1/99-2/28/99 Common
Shares Issued for services      2,470,000           2,470               0                          2,470

3/23/99 Common Shares Issued
for services                       58,000              58               0                             58

2/24/99-3/31/99 Common Shares
issued per merger agreement     8,137,616           8,138               0                          8,138

4/19/99-6/17/99 Common Shares
issued for cash                    94,000              94          30,906                         31,000

4/12/99-4/19/99 Common shares
issued per merger agreement        72,000              72               0                             72

6/29/99 Common Shares Issued
for services                      260,000             260          64,740                         65,000

7/2/99 Common Shares Issued
for services                      100,000             100          24,900                         25,000

11/3/99 Common Shares Issued
for cash                          190,000             190          47,310                         47,500

Common Shares Issues
For services                       10,000              10           2,490                          2,500

Shares Purchased and paid for
In 1999 but certificates not
issued Until 1st qrt 2000
NOTE(1)                                 0               0          35,030                         35,030

Net loss for year ended
12/31/99                                                                        (464,436)       (464,436)
                              -----------     -----------     -----------    -----------     -----------
Balance, December 31, 1999     15,531,832          15,532         708,158       (788,979)        (65,289)

2/11/00 Common Stock Issued
for cash                          120,000             120            (120)

2/11/00 Common Stock Issued
as prepaid stock                   30,000              30             (30)

3/14/00 Common Stock Issued
for cash                           20,000              20             (20)

3/31/00 Common Shares Issued
for services                    8,060,000           8,060       7,557,540                      7,565,600

Common Shares Purchased
as treasury stock              (6,977,616)                                                             0

Net loss for the period
Ended March 31, 2000                                                            (175,084)       (175,084)
                              -----------     -----------     -----------    -----------     -----------
Balance, March 31, 2000        16,784,216     $    23,762      $8,265,528    $  (964,063)    $ 7,325,227

Issuance of Shares of Common
Stock to the public for $.10
per share                       3,290,000           3,290         325,710                        329,000

Net (loss) for the period
ended June 30, 2000                                                           (2,999,374)     (2,999,374)
                              -----------     -----------     -----------    -----------     -----------
Balance, June 30, 2000         20,074,216     $    27,052      $8,591,238    $(3,963,437)    $ 4,654,853

8/1/00 Common Shares Issued
for services                    1,000,000           1,000         399,000                        400,000

8/11/00 Common Shares Issued
for services                      320,000             320         108,480                        108,800

9/1/00 Common Shares Issued
as part of an exchange
of shares                       1,000,000           1,000         399,000                        400,000

9/27/00 Common Shares Issued
for services                        6,667               7           4,527                          4,534

9/30/00 Retired all
Treasury Stock                          0          (6,978)              0                         (6,978)

Net (loss) for the period
ended September 30, 2000                                                     (2,219,832)      (2,219,832)

Balance September 30,2000      22,400,883         $22,401      $9,502,245   $(6,183,269)     $(3,341,377)
                              ===========     ===========     ===========    ===========     ===========

               See accompanying notes to the financial statements

                                  E-REX, INC.
                            STATEMENT OF CASH FLOWS
                            STATEMENT OF OPERATIONS
               THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
             FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2000

                                                                       NINE MONTHS     NINE MONTHS
                                                                          ENDING          ENDING              FROM
                                                                       SEPTEMBER 30    SEPTEMBER 30         INCEPTION
                                                                           2000            1999
                                                                       ------------    ------------         ---------
CASH FLOWS FROM (FOR)
---------------------
OPERATING ACTIVITIES
--------------------
Net income (loss)                        (5,394,288)        (427,916)      (6,183,270)

Adjustments to reconcile net income
To net cash provided by(used in)
Operating activities:

Receivables-related parties                  (2,680)                           (2,680)
Prepaid expenses                        $     5,748                       $     5,748
Depreciation expense                    $       207      $       366      $       207
Stock issued for service                $   127,175      $    25,072      $   317,851
Accounts receivable                     $    (7,524)                      $    (7,524)
Accounts payable                        $    58,109      $    65,326      $   140,184
Loan Payable                                             $     6,450                0
Other long term liabilities             $    52,232                       $    52,232
Accrued wages&salaries payable          $     9,000                       $     9,000
Accrued management fee                  $    10,000      $    24,652      $    10,000
Accrued expenses                        $    29,936                       $    29,936
Other                                        19,821      $      (126)          32,371
Accrued payroll taxes                   $     5,028                       $     5,028
Deposits with vendors                                    $    (1,767)
Amount due to a director                                 $     1,423
Notes Receivable                                         $    16,000
Interest Receivable                                      $       467
                                   --------------------------------------------------
Total adj. To net income                $   307,052      $   137,863      $   592,353

Net cash provided by(used in)
operating activities                    $(5,087,236)     $  (290,053)      (5,590,917)

CASH FLOWS FROM (FOR)
---------------------
INVESTING ACTIVITIES
--------------------
Investments                             $  (550,000)     $         0      $  (550,000)
Purchase of fixed assets                $   (83,404)     $    (2,403)     $   (83,404)
                                   --------------------------------------------------
Net cash provided by (used in)
investing activities                    $  (633,404)     $    (2,403)     $  (633,404)

CASH FLOWS FROM (FOR)
---------------------
FINANCING ACTIVITIES
--------------------
Treasury stock                          $         0                       $         0
Proceeds from loan                      $   409,000                       $   409,000
Payment on loan                         $   (94,669)                      $   (94,669)
Proceeds from issuance
of stock                                $    (4,488)     $   121,666      $   629,226
Offering costs                                                            $  (108,027)
Other 1st qrt adjustments               $     6,107                       $     6,107
Add'l paid in capital                   $ 1,235,743                       $ 1,235,743
Retained earnings                       $  (143,022)                      $  (143,022)
Loans to shareholders                   $     2,680                       $     2,680
Prepaid Professional Services             4,289,335                         4,289,335
                                   --------------------------------------------------
Net cash provided by (used in)
Financing activities                    $ 5,700,686      $   121,666      $ 6,226,373

CASH RECONCILIATION
-------------------
Net increase (decrease)
in cash                                 $   (19,954)     $  (170,790)           2,052
Beginning cash balance                  $    22,006      $   176,047      $         0

CASH BALANCE AT
---------------
END OF PERIOD                           $     2,052      $     5,257            2,052
-------------------------------------------------------------------------------------

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

2. Basis of Presentation as a Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to September 30, 2000. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At September 30, 2000, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At September 30, 2000 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4. Development Stage Company:

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 2000, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

                                                              Inception
                                    Jan. 1, 1999              (8/26/86)
                                     To Feb. 20,             To Dec. 31,
                                        1999                     1999
                                    -------------           -------------
     Revenues                       $         --            $         --
     Net (Loss)                     $   (230,954)           $   (616,086)

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

On August 4, 2000, Crusader Capital Group, Inc. filed a complaint against the company in civil action number CV-N-411-DWH-RAM in the United States District Court for the district of Nevada. The company was served with this complaint on or about August 10, 2000. This complaint alleges undetermined damages for misrepresentations, omissions, breach of contract and unjust enrichment related to Crusaders purchase of restricted stock in the company during the first quarter of 2000.

The company believes the claims made in the complaint are without merit and intends to defend itself vigorously in this matter.

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

8. Stockholders' Equity during the period ending 9/30/00

Stock options have been granted by E-Rex to Ultimate Franchise Systems Inc., to purchase 3,000,000 shares of E-Rex common stock at an exercise price equal to the average of the closing ask price plus $.01, as quoted on the NASD over-the counter bulletin board for the five trading days immediately preceding the closing.

700,000 options were issued to Corporate Service Providers Inc. for the purpose of providing investment banking services to the company. Terms as per corporate resolution dated 8/1/00 as follows:
        Exercisable at $1.00 during the 1st 12 months from date of issue. Exercisable at $1.50 during the 2nd 12 months from date of issue. Options are callable with a 21 day notification by the company if the stock trades for 20 consecutive business days at a 50% premium to the exercise price.

E-Rex has also offered $1,000,000 in units of the company's securities pursuant to its Memorandum of terms dated June 21, 2000. The units consist of either a Series A 10% Convertible Debenture or a Series B 10% Convertible Debenture together with an attached warrant to purchase common stock. The transaction is not a public offering as defined in section 4(2) of the Securities Act of 1933, and accordingly, the units will not be registered under the Act or laws of any state but are being offered pursuant to exemptions from registration.

9. Required Cash Flow Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into a management agreement, as noted in footnote 7, in which the Company issued for common stock for services. The Company has issued shares of common stock for services in prior years.

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule