Form 10-Q/A
period 2000-03-31
E REX INC
filed 2000-12-08
CIK 1093159

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


                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                            8890 CORAL WAY, SUITE 220
                                 MIAMI, FL 33165
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305)554-9903
               --------------------------------------------------
               Registrants telephone number, including area code)


                              --------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000: 16,784,216 plus 6,977,616 held as Treasury Stock

                         PART I - FINANCIAL INFORMATION

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

The Company received proceeds from loans from future investors of $409,000 and purchased outstanding E-Rex Capitol Stock for $150,000 to be held as Treasury stock for the three months ended March 31, 2000 resulting in net cash provided by financing activities of $259,000 compared to $10,666 for the three months ended March 31, 1999 resulting in net cash provided by financing activities of $10,666.

The Company had no investing activities for the three months ended March 31, 2000.

Results of Operations.

Since inception, the Company has not received any revenues from operations. For the three months ended March 31, 2000, the Company had a net loss of $1,174,022. The Company had no depreciation expense and issued common stock valued at $1,040,217.53 for services for the three month period ended March 31, 2000. The Company had no change in deposits with vendors, no change in notes receivable, no change in interest receivable, an increase in loan payable of $409,000, and a decrease in accounts payable and accruals of $8,896.

General and administrative expenses were $1,174,024 and consisted primarily of Management and accounting and audit fees, rent, and miscellaneous expenses. There were no Research and development expenses for the three months ended March 31, 2000.

For the three months ended March 31, 1999, the Company had a net loss of $1,174,022 consisting entirely of General and administrative expenses.

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

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2000, the Company issued Common Sock valued at $1,040,217.53 for Management and Legal services rendered to E-Rex. There were no cash proceeds received by the company for the issuance of these shares.

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

8. Stockholders' Equity:

During the period ending March 31, 2000 the Company had a change in ownership whereby the former directors of the Company sold 6,977,616 shares back to the Company as treasury stock for an amount of $150,000. During the same period, 8,060,000 additional shares were then issued for services to the new directors of the Company and the Company's attorney. The shares issued were valued at the fair market value as traded on the date that the shares were declared for issuance.

9. Required Cash Flow Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into a management agreement, as noted in footnote 7, in which the Company issued for common stock for services. The Company has issued shares of common stock for services in prior years.

                                   E-REX, INC.
                                  BALANCE SHEET
                   As of March 31, 2000 and December 31, 1999


                                     ASSETS

                                                                March 31,    December 31,
CURRENT ASSETS                                                    2000           1999
--------------
       Cash                                                    $    90,234    $    22,006
       Prepaid expense                                                   0             --
       Receivable - related party                                   54,179             --
                                                               -----------    -----------
                    Total Current Assets                           144,413         22,006
OTHER ASSETS
       Furniture and equipment                                       4,937          4,937
       Less: accumulated depreciation                               (2,896)        (2,896)
                                                               -----------    -----------
                    Total Other Assets                               2,041          2,041
                                                               -----------    -----------
                    TOTAL ASSETS                               $   146,454    $    24,047
                                                               ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
       Accounts payable                                        $    73,179    $    82,075
       Accrued management fee                                            0             --
       Loan payable                                                409,000             --
       Demand note payable                                           6,450          6,450
                                                               -----------    -----------
                    Total current liabilities                      488,629         88,525
                                                               -----------    -----------
                    TOTAL LIABILITIES                              488,629         88,525

                              STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
       Common stock, $.001 par value,
        100,000,000 authorized and
        23,761,832 shares issued and
        outstanding (held in treasury 6,977,616)                    23,762         15,539
       Allowance for prepaid stock compensation                 (6,525,382)
       Additional paid in capital                                8,266,339        708,962
       Retained earnings                                        (1,956,894)      (788,979)
       Less treasury stock                                        (150,000)            --
                                                               -----------    -----------
                    Total stockholders' equity                    (342,175)       (64,478)
                                                               -----------    -----------
TOTAL LIABILITIES AND EQUITY (DEFICIT)                         $   146,454    $    24,047
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


                                      March 31,       March 31,     December 31,       From
                                        2000            1999            1999         Inception
                                    ------------    ------------    ------------    ------------
REVENUE                             $         --    $         --    $         --    $         --
--------
EXPENSES
--------
       General and administrative      1,174,024         229,835         464,436       2,085,168
                                    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                  (1,174,024)       (229,835)       (464,436)     (2,085,168)
-------------------
OTHER INCOME
------------
       Interest income                         2               2                           1,441
       Recovery from lawsuit                                                             120,726
                                    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES     (1,174,022)       (229,835)       (464,436)     (1,963,001)
---------------------------------
       Income Taxes                           --              --              --              --
                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)
-----------------
                                    $  (,174,022)   $   (229,835)   $   (464,436)   $ (1,963,001)
                                    ============    ============    ============    ============
       Weighted average
       Number of shares               16,784,216       7,695,421      13,439,674

       Basic EPS                    $      (0.07)   $      (0.03)   $      (0.04)


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

               See accompanying notes to the financial statements

                                   E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Period from Inception (August 26, 1986) to March 31, 2000

                                                         ADDITIONAL
                                            COMMON         STOCK         PAID-IN        INCOME
                                            SHARES         AMOUNT        CAPITAL        (LOSS)          TOTAL
                                         ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                    818,716            819        339,472       (298,050)        42,241

Common stock issued for
services Sep., 1998                         1,682,000          1,682          1,000                         2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998                         1,539,500          1,539        152,410                       153,949

Common stock issued for
services Dec., 1998                           100,000            100          9,900                        10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                        (26,493)       (26,493)
                                         ------------   ------------   ------------   ------------   ------------
Balance December 31, 1998                   4,140,216          4,140        502,782       (324,543)       182,379

1/1/99-2/28/99 Common Shares                2,470,000          2,470              0                         2,470
issued for services

3/23/99 Common Shares
issued for services                            58,000             58              0                            58

2/24/99-3/31/99 Common
shares issued per merger                    8,137,616          8,138              0                         8,138

4/19/99-6/17/99 Common
shares issued for cash                         94,000             94         30,906                        31,000

4/12/99-4/19/99 Common
shares issued per merger                       72,000             72              0                            72

6/29/99-Common Shares
issued for services                           260,000            260         64,740                        65,000

7/2/99-Common Shares
issued for service                            100,000            100         24,900                        25,000

11/3/99-Common Shares
issued for cash                               190,000            190         47,310                        47,500

Common shares issued
For services                                   10,000             10          2,490                         2,500

Shares Purchased and paid
For in 1999 but certificates not issued
Until 1st quarter 2000                              0              0         35,030                        35,030

Net (loss) for the year
ended Dec. 31, 1999                                                                       (464,436)      (464,436)
                                         ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                 15,531,832         15,532        708,158       (788,979)       (65,289)

2/11/00-Common Stock
issued for services                           120,000            120           (120)

2/11/00-Common stock
issued as pre-paid stock                       30,000             30            (30)

3/14/00-Common Stock
issued for cash                                20,000             20            (20)

3/31/00-Common shares issued
for services                                8,060,000          8,060      7,557,540                     7,565,600

Common share purchased
as treasury stock                          (6,977,616)                                                          0

Net loss for the
period Ended March 31,2000                                                              (1,174,022)    (1,174,022)
                                         ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000                  $ 16,784,216   $     23,762   $  8,265,528   $ (1,963,001)  $  6,326,289
                                         ============   ============   ============   ============   ============

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

CASH FLOWS FROM (FOR)                               March 31,       March 31,      December 31,       From
OPERATING ACTIVITIES                                  2000             1999           1999          Inception
--------------------                               -----------     -----------     -----------     -----------
       Net income                                  $(1,174,022)    $  (229,835)    $  (464,436)     (1,963,001)
                                                   -----------     -----------     -----------     -----------
       Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:

       Receivable - related party                      (54,180)                                        (54,180)
       Stock issued for services                     1,040,218           2,528         128,608       1,230,894
       Accounts payable                                 (8,896)         86,549          71,940          73,179
       Other                                             6,108         (12,801)         29,014          18,655
                                                   -----------     -----------     -----------     -----------
       Total adjustments to net income                 983,250          76,276         229,562       1,268,548

       Net cash provided by (used in)
       operating activities                           (190,772)       (153,559)       (234,874)       (694,453)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
--------------------
       None
                                                   -----------     -----------     -----------     -----------
       Net cash flows provided by (used in)
       investing activities                                 --              --              --              --

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
--------------------
       Purchase of treasury stock                     (150,000)                                       (150,000)
       Proceeds from loan                              409,000                                         409,000
       Proceeds from issuance of stock                                  10,666          80,833         633,714
       Offering costs                                                                                 (108,027)
                                                   -----------     -----------     -----------     -----------
       Net cash provided by (used in) financing        259,000          10,666          80,833         784,687

CASH RECONCILIATION
-------------------
       Net increase (decrease) in cash                  68,228        (142,893)       (154,041)         90,234
       Cash at beginning of year                        22,006         176,047         176,047              --
                                                   -----------     -----------     -----------     -----------
CASH BALANCE AT END OF YEAR                        $    90,234     $    33,154     $    22,006     $    90,234
---------------------------                        ===========     ===========     ===========     ===========

               See accompanying notes to the financial statements

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule