Form 10-Q/A
period 2000-06-30
E REX INC
filed 2000-12-08
CIK 1093159

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000: 27,051,832. Treasury shares - 6,977,616.

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

                                 STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value, 100,000,000 authorized
       and 27,051,832 (Held In Treasury - 6,977,616)
       shares issued and outstanding                         27,052     15,539
   Additional paid in capital                             8,592,049    708,962
   Allowance for prepaid stock compensation              (4,623,342)         -
   Accumulated deficit                                   (3,982,171)  (788,979)
   Less treasury stock                                     (150,000)         -
                                                         ----------  ----------

           Total stockholders' equity                      (136,412)   (64,478)
                                                         ----------  ----------

           TOTAL LIABILITIES AND EQUITY (DEFICIT)        $   85,695  $  24,047
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

               See accompanying notes to the financial statements

                                   E-REX, INC.
                            STATEMENT OF OPERATIONS
               For the Three Months ending June 30, 2000 and 1999



                                                 June 30      June 30
                                                   2000         1999
                                               ------------  ----------
REVENUE                                        $        -    $      -

EXPENSES

   General and administrative                     1,024,222      75,967
                                               ------------  ----------

LOSS FROM OPERATIONS                             (1,024,222)    (75,967)

OTHER INCOME

   None
                                               ------------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                (1,024,222)    (75,967)

   Income Taxes                                           -           -
                                               ------------  ----------

NET INCOME (LOSS)
                                               $ (1,024,222) $  (75,967)
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

               See accompanying notes to the financial statements

                                  E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (August 26, 1986) to June 30, 2000


                                                         ADDITIONAL
                                 COMMON       STOCK       PAID-IN       INCOME
                                 SHARES      AMOUNT       CAPITAL       (LOSS)        TOTAL
                               ----------  -----------  ------------  -----------  ------------
Balance, December 31, 1997        818,716          819       339,472     (298,050)       42,241

Common stock issued for
services Sep., 1998             1,682,000        1,682         1,000                      2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998             1,539,500        1,539       152,410                    153,949

Common stock issued for
services Dec., 1998               100,000          100         9,900                     10,000

Net (loss) for the year
ended Dec. 31, 1998                                                       (26,493)      (26,493)
                               ----------  -----------  ------------  -----------  ------------

Balance December 31, 1998       4,140,216        4,140       502,782     (324,543)      182,379

1/1/99 - 2/28/99 Common
shares issued for services      2,470,000        2,470             0                      2,470

3/23/99 - Common shares
issued for services                58,000           58             0                         58

3/24/99 - 3/31/99 Common
shares issued per merger
agreement                       8,137,616        8,138             0                      8,138

4/19/99 - 6/17/99 Common
shares issued for cash             94,000           94        30,906                     31,000

4/12/99 - 4/19/99 Common
shares issued per merger
agreement                          72,000           72             0                         72

6/29/99 - Common shares
issued for services               260,000          260        64,740                     65,000

7/2/99 - Common shares
issued for services               100,000          100        24,900                     25,000

11/3/99 - Common shares
issued for cash                   190,000          190        47,310                     47,500

Common shares issued
for services                       10,000           10         2,490                      2,500

Shares purchased and paid
for in 1999, but certificates
not issued until 1st qtr 2000.          0            0        35,030                     35,030

Net (loss) for the year ended
December 31, 1999                                                        (464,436)     (464,436)
                               ----------  -----------  ------------  -----------  ------------

Balance, December 31, 1999     15,531,832       15,532       708,158     (788,979)      (65,289)

2/11/00 - Common stock issued
for cash                          120,000          120          (120)

2/11/00 - Common stock issued
as prepaid stock                   30,000           30           (30)

3/14/00 - Common stock issued
for cash                           20,000           20           (20)

3/31/00 - Common shares issued
for services                    8,060,000        8,060     7,557,540                  7,565,600

Common share purchased
as treasury stock              (6,977,616)                                                    0

Net (loss) for the period
ended March 31, 2000                                                   (1,174,022)   (1,174,022)
                               ----------  -----------  ------------  -----------  ------------

Balance, March 31, 2000        16,784,216       23,762     8,265,528   (1,963,001)    6,326,289


Issuance of sahres of commmon
stock to the public for $.10
per share                       3,290,000        3,290       325,710                    329,000

Net (loss) for the period
ended June 30, 2000                                                    (1,024,222)   (1,024,222)
                               ----------  -----------  ------------  -----------  ------------

Balance, June 30, 2000         20,074,216  $    27,052  $  8,591,238  $(2,987,223) $  5,631,067
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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At June 30, 2000, the Company did not have any significant tax net operating loss carryforwards ( tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At June 30, 2000 the Company did not have any significant deferred tax liabilities or deferred tax assets.

                                   E-REX, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       (See Independent Auditor's Report)

4. Development Stage Company:

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through June 30, 2000, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

8. Stockholders' Equity:

During the quarter ending June 30, 2000, the Company issued 3,290,000 shares of common stock for cash in the amount of $329,000. Also during the quarter the Company issued stock in accordance with its compensation and management agreements as noted in footnote 7. As these shares represent a long-term contract, the prepaid stock compensation balance has been set up as a contra-equity balance. The amount of prepaid stock compensation will be recognized as an expense during the life of the contracts over time.

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

Results of Operations.

Since inception, the Company has not received any revenues from operations. For the three months ended June 30, 2000, the Company had a net loss of $1,024,222. The Company had no depreciation expense and issued common stock valued at $1,902,800 for services for the three month period ended June 30, 2000. The Company had no change in deposits with vendors, no change in notes receivable, no change in interest receivable, a decrease in loan payable of $314,000, an increase in accounts payable and accruals of $27,478.

General and administrative expenses were $1,024,222 and consisted primarily of management fees, accounting and audit fees, rent, and miscellaneous expenses. There were no Research and development expenses for the three months ended June 30, 2000.

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