Form 10-Q/A
period 2000-09-30
E REX INC
filed 2001-03-22
CIK 1093159

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

                      (I.R.S. Employer Identification No.)

                         11645 Biscayne Blvd., Suite 210
                                 Miami, FL 33181
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  305-895-3350
               --------------------------------------------------
               Registrants telephone number, including area code)

                              --------------------
      (Former name, former address and former fiscal year, if changed since last report)

                                   8890 Coral Way, Suite 220
                                   Miami, FL 33165

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

Item 1. Financial Statements

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

The Company received proceeds from the issuance of Common Stock of $0 for the three months ended September 30, 2000 resulting in net cash provided by financing activities of $0.

In an exchange of stock and services agreement with Ultimate Franchise Systems, Inc., the Company acquired securities valued at $400,000 for the three months ended September 30, 2000.

The Company purchased fixed assets of $18,404 and invested $150,000 in a company named DiveDepot.Com, Inc. for the three months ended September 30, 2000.

Results of Operations.

During the third quarter of this year, the company purchased the ISP assets and software of Webulate, LLC. With this acquisition, the company initiated activities in the E-Tech design division of the company. This division provides commercial web site design and consulting services to small business. For the three months ending September 30, 2000, the company had gross revenues of $7,524. For the three months ended September 30, 2000, the company had a net loss of $2,221,098. The Company had a depreciation expense of $207 and issued common stock valued at $913,384 for services for the three month period ended September 30, 2000. The Company had an increase in loan payable to private company of $52,232, an increase in accounts payable of $94,318, and an increase in management fees payable of $30,000.

General and administrative expenses were $2,228,622 and consisted primarily of accounting and legal of $50,275, rent of $1,737, wages of $55,426, management fees of $1,984,800, travel expenses of $7,729,office supplies of $383, for the three months ended September 30, 2000.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The only legal proceeding is a civil action filed by Crusader Capital Group, Inc. as discussed in Item #6 - Litigation.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2000, the Company issued in a series of private placements approximately 2,326,667 shares of restricted common stock at a average price of $.392 per share. These shares were issued in exchange for management services provided, and as part of a stock swap (share per share) with UFSI Corp.

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

                                              E-REX, Inc.

Dated: November 3, 2000                          By: /s/ Carl Dilley
                                                  -----------------------------
                                                  Carl Dilley,
                                                  Chief Executive Officer

                                   E-REX, INC.
                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS
                                     ------

                                                                  SEPTEMBER 30     DECEMBER 31
                                                                      2000            1999
                                                                  ------------     -----------
CURRENT ASSETS
       Cash                                                       $     2,051      $    22,006
       Accounts receivable                                              7,524               --
                                                                  -----------      -----------

                           Total Current Assets                         9,575           22,006
                                                                  -----------      -----------

OTHER ASSETS
       Furniture and equipment                                         23,915            4,937
       Software                                                        65,000               --
       Less: accumulated depreciation                                    (207)          (2,896)
       Investment in Ultimate Franschise, Inc.                        400,000               --
       Investment in DiveDepot.Com, Inc.                              150,000               --
                                                                  -----------      -----------

                           Total Other Assets                         638,708            2,041
                                                                  -----------      -----------

       TOTAL ASSETS                                               $   648,283      $    24,047
                                                                  ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
       Accounts payable                                           $   140,184      $    82,075
       Accrued management fee payable                                  60,000               --
       Accrued wages and salaries payable                              13,465               --
       Loan payable                                                        --            6,450
       Other accrued liabilities                                          500               --
                                                                  -----------      -----------

                           Total Current Liabilities                  214,149           88,525
                                                                  -----------      -----------

LONG TERM LIABILITIES
       Long term debt                                                 220,000               --
       Other long term liabilities                                    147,232               --
       Demand note payable                                             25,781               --
                                                                  -----------      -----------

                           Total Long-Term Liabilities                393,013               --
                                                                  -----------      -----------

       TOTAL LIABILITIES                                              607,162           88,525
                                                                  -----------      -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

STOCKHOLDERS' EQUITY
       Common stock, $.001 par value, 100,000,000 authorized,          22,401           15,702
          22,400,883 and 15,701,832 shares issued
          and outstanding, respectively
       Prepaid professional service fees in the form of stock      (3,138,045)              --
       Additional paid in capital                                   9,360,034          708,799
       Deficit accumulated during development stage                (6,203,269)        (788,979)
                                                                  -----------      -----------

                           Total Stockholders' Equity                  41,121          (64,478)
                                                                  -----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   648,283      $    24,047
                                                                  ===========      ===========

                 See accompanying notes to financial statements

                                   E-REX, INC.
                             STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999,
               THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999,
              FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30,2000

                                      THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                        ENDING           ENDING          ENDING         ENDING
                                      SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30       FROM
                                         2000            1999            2000            1999          INCEPTION
                                     -------------   -------------   -------------   -------------   -------------
REVENUE
-------

   Operating Revenue                 $       7,524   $          --   $       7,524   $          --   $       7,524
                                     -------------   -------------   -------------   -------------   -------------

     Total revenue                           7,524              --           7,524              --           7,524
                                     -------------   -------------   -------------   -------------   -------------
EXPENSES
--------

    General and administrative           2,228,622         122,115       5,421,814         426,453       6,332,958
     Research and development costs                             --              --              --              --
                                     -------------   -------------   -------------   -------------   -------------

     Total expenses and adjustments      2,228,622         122,115       5,421,814         426,453       6,332,958
                                     -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                    (2,221,098)       (122,115)     (5,414,290)       (426,453)     (6,325,434)
--------------------                 -------------   -------------   -------------   -------------   -------------

OTHER INCOME
------------

     Interest income                            --              --              --              --           1,439

     Recovery from lawsuit                      --              --              --              --         120,726
                                     -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES       (2,221,098)       (122,115)     (5,414,290)       (426,453)     (6,203,269)
---------------------------------

     Income taxes                               --              --              --          (1,463)             --
                                     -------------   -------------   -------------   -------------   -------------

NET INCOME (LOSS)                    $  (2,221,098)  $    (122,115)  $  (5,414,290)  $    (427,916)  $  (6,203,269)
-----------------                    =============   =============   =============   =============   =============

     Weighted Average
     Number of shares                   18,607,310      15,231,832      18,607,310      15,331,832

     Basic  and diluted EPS          $       (0.12)  $       (0.01)  $       (0.29)  $       (0.03)

                 See accompanying notes to financial statements

                                   E-REX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From January 1, 1999 through September 30, 2000

                                                                           ADDITIONAL
                                         COMMON             STOCK           PAID-IN           INCOME
                                         SHARES            AMOUNT           CAPITAL           (LOSS)            TOTAL
                                    ----------------- ---------------- ----------------- ---------------- ----------------
Balance, January 1, 1999                  4,140,216           4,140           502,782         (324,543)         182,379

Common shares issued                        424,000             424           113,076                           113,500
for cash

Common shares issued

for acquisition                           8,137,616           8,138                                               8,138

Common shares issued

for services                              3,000,000           3,000            92,941                            95,941

Net loss for the period                                                                       (464,436)        (464,436)
                                    ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1999               15,701,832          15,702           708,799         (788,979)         (64,478)

Common shares issued
for cash                                  3,290,000           3,290           325,710                           329,000

Common shares issued
for services                              9,386,667           9,387         8,069,547                          8,078,934

Allowance for prepaid
stock compensation                                                                                           (3,138,045)

Common shares issued in
exchange of shares as
an investment                             1,000,000           1,000           399,000                           400,000

Common share purchased
as treasury stock                        (6,977,616)         (6,978)         (143,022)                         (150,000)

Net loss for the period                                                                     (5,414,290)      (5,414,290)
                                    ----------------- ---------------- ----------------- ---------------- ----------------

Balance, September 30, 2000              22,400,883     $    22,401       $ 9,360,034      $(6,203,269)      $   41,121
                                    ================= ================ ================= ================ ================

               See accompanying notes to the financial statements

                                   E-REX INC.
                             STATEMENT OF CASH FLOWS
               THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999,
                 THE TWELVE MONTHS ENDING DECEMBER 31, 1999 AND
              FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30,2000

                                              NINE MONTHS     NINE MONTHS     TWELVE MONTHS        FROM
                                                 ENDING         ENDING           ENDING          INCEPTION
                                             SEPTEMBER 30    SEPTEMBER 30      DECEMBER 31          TO
                                                 2000             1999            1999             DATE
                                            -------------    -------------    -------------    -------------
CASH FLOWS FROM (FOR)
---------------------
OPERATING ACTIVITIES
--------------------

     Net income (Loss)                      $  (5,394,288)   $    (427,916)   $    (464,436)   $  (6,183,267)

     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:

     Stock isssued for research and
         development expense                      124,595                                            124,595
     Stock isssued for services                 4,910,113           25,072          128,608        5,068,122
     Increase (decrease) receivables               (7,524)                                            (7,524)
     Increase (decrease) accrued expenses         125,624           97,851           71,940          214,148
     Other                                            207           14,940           29,014            8,708
                                            -------------    -------------    -------------    -------------

     Total adjustments to net loss              5,153,015          137,863          229,562        5,408,049
                                            -------------    -------------    -------------    -------------

     Net cash provided by (used in)              (241,273)        (290,053)        (234,874)        (775,218)
                                            -------------    -------------    -------------    -------------
     operating activities

CASH FLOWS FROM (FOR)
---------------------
INVESTING ACTIVITIES
--------------------

     Purchase of equipment                        (38,403)                                           (38,403)
     Purchase of furniture                         (5,511)          (2,403)                           (7,914)
                                            -------------    -------------    -------------    -------------
     Net cash provided by (used in)
     investing activities                         (43,914)          (2,403)              --          (46,317)
                                            -------------    -------------    -------------    -------------


CASH FLOWS FROM (FOR)
---------------------
FINANCING ACTIVITIES
--------------------

     Purchase of treasury stock                  (150,000)                                          (150,000)
     Proceeds from loan                           480,232                                            480,232
     Payment on loan                             (314,000)                                          (314,000)
     Proceeds from issuance of stock              329,000          121,666           80,833          995,381
     Offering costs                               (80,000)                                          (188,027)
                                            -------------    -------------    -------------    -------------
     Net cash provided by (used in)
       financing activities                       265,232          121,666           80,833          823,586
                                            -------------    -------------    -------------    -------------


CASH RECONCILIATION
-------------------

     Net increase (decrease) in cash              (19,955)        (170,790)        (154,041)           2,051
     Beginning cash balance                        22,006          176,047          176,047                0
                                            -------------    -------------    -------------    -------------

CASH BALANCE AT END OF PERIOD               $       2,051    $       5,257    $      22,006    $       2,051
-----------------------------               =============    =============    =============    =============

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

7. Related Party Transactions:

The Company made two investments during the period. The first investment was in Ultimate Franchise Systems, Inc. in an exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and stock from Webulate LLC. The transaction was completed with cash and convertible notes payable valued at $240,000.

The Company entered into an agreement on January 21, 2000 with international Investment Banking, Inc. ("IIBI") whereby IIBI will serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chief Executive Officer, Donald A. Mitchell, of the Company also controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI OR Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum of this agreement, IIBI was directed on the Company's behalf the following: Purchase 6,977,616 shares of stock from two of the Company's former directors for $150,000; issue 6,000,000 shares of stock to Stockholder Presentations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock.

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

8. Stockholders' Equity from January 1, 2000 through September 30, 2000

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