Form 10KSB
period 2000-12-31
E REX INC
filed 2001-05-18
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-27319


                                   E-REX, INC.
             (Exact name of registrant as specified in its charter)

                              NEVADA                 88-0292890
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

                       11645 BISCAYNE BOULEVARD, SUITE 210
                            MIAMI, FLORIDA                   33181
             (Address of principal executive offices)     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (305) 895-3350


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No     X.
                                                               -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State  issuer's  revenues  for  its most recent fiscal year.       $35,976.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $4,076,484, based on the closing price of $0.18 for the common stock on May 8, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2001, there were 25,069,331 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

                                   E-REX, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

HISTORICAL  BACKGROUND

     The Company was incorporated under the laws of the State of Nevada on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994, the Company changed its name to E-Rex, Inc. On February 20, 1999, the Company merged with Plantech Communications Systems, Inc., a privately held British Columbia, Canada, corporation. Plantech was a development stage enterprise in the software, computer and Internet area. From its inception in 1992, Plantech had no revenues. Under the terms of the merger agreement, Plantech shareholders received one share of the Company's common stock for each outstanding share of Plantech stock. Plantech's results of operations are included in the Company's statement of operations from the date of merger forward. The Company currently is a development stage enterprise in the computer software, hardware and Internet areas.

RECENT  TRANSACTIONS

Ultimate  Franchise  Systems,  Inc.

     On July 27, 2001 the Company and Ultimate Franchise Systems Inc. ("UFSI") completed their commitment to a long-term corporate alliance. The terms of the alliance include the following:

- UFSI will order a minimum of one Dragonfly 6 in 1 unit for each UFSI franchise location and office to be delivered over a twenty-four (24) month period, beginning the first date of production;

- A home delivery interface website which will be developed and operated by E-Tech Design (the Web design and hosting division of the Company), which will service the home delivery restaurants in the UFSI chain;

- Subject to franchise restrictions, UFSI intends to position all current or future restaurants offering home delivery to participate in the website delivery program. Content and functionality are to be developed in conjunction with UFSI management;

- The Company and UFSI will enter into a data sharing agreement to include the following conditions:

a. Access to the client base of UFSI at the website level or through promotions utilized in the restaurants operated by UFSI for the joint promotion of the Company products to be sold to that client base;

b. Operational income from the website project is expected to generate in excess of $300,000 per year income to the Company.

Swartz  Private  Equity,  LLC

     On December 22, 2000 the Company entered into an Investment Agreement with Swartz Private Equity, LLC. Under the Swartz agreement, also referred to as an equity line, the Company has the option to sell, or "put," up to $15 million of its common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on the effective date of a registration statement, which is expected to be filed shortly after the filing of this Form 10-K. The Swartz agreement was amended and restated on March 8, 2001, in order to address certain comments received by the Securities and Exchange Commission in response to a previous registration statement filed by the Company. The Company withdrew its Form SB-2 registration statement on March 5, 2001.

Webulate,  LLC

     On June 8, 2001, the Company completed the acquisition of the assets of Webulate, LLC. These assets include an Internet Service Provider located at the Denver Technology Center, Denver, Colorado, a suite of proprietary e-commerce and Business-to-Business application software systems, rights to a developmental stage peripheral computer device, and the ongoing client base of Webulate, LLC.

PRODUCTS

     The Company intends to market the Dragonfly, a portable, multi-function color printer, copier, fax and scanner with Internet and e-mail capabilities. The unit features a touch screen and is designed to operate with the ease and simplicity of a copy machine for all functions. The Dragonfly incorporates Sun Microsystems Java and Jini technology and represents the Company's first generation of "smart" products combining the Internet with new technology, competitive pricing and shorter production time. By building on the network connectivity provided by the Java technology, the product supports a diverse range of connectivity options, ranging from satellite uplink to ordinary and cellular modems and Ethernet networks. Pricing of this product has not yet been determined. The Company is presently completing the initial prototypes of the Dragonfly, after two Dragonfly mock-up prototypes were successfully demonstrated at the Java One conference held in San Francisco in November, 1999, and sponsored by Sun MicroSystems. It is anticipated that following completion of the prototype that production could begin within four months of obtaining the necessary capital and/or entering into an OEM relationship for manufacturing. The company is currently negotiating with interested financial parties to secure the necessary capital for commencement of production operations. As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

MARKETING  AND  SALES

     The target customer profile centers on an existing base of non-computer users and current laptop users that require access to several communication mechanisms in a mobile environment. It is expected that experienced users, such as business executives and others, will purchase the unit for its portability, ease of use, convenience, and power.

     This base will also be joined by a growing demographic profile of older users who desire a range of functions without the necessity and complication of using a fully functional computer, and the associated peripheral devices currently needed to perform the functionality offered in the Dragonfly.

     An enhanced communication center can be achieved by integration with other information appliances and computers including digital cameras, photo-printers and network servers. When bundled with these items, the product provides a complete solution for the small, home or mobile office market.

     A flexible architecture, in both software and hardware, provides a mechanism for future enhancements and add-on products that branch into related markets. For example, a software enhancement for drawing and handwriting could permit stored documents to be annotated on-screen using a pen. These would appeal to students, and homemakers. The addition of a card reader could permit the unit to act as a point of sale terminal that manages purchases in a portable kiosk. This would appeal to artists and others at weekend craft festivals, etc. It is expected that these customers would prefer a more contemporary design (i.e., the appeal of the iMac's design to these groups).

     The flexible hardware architecture will enable the addition of larger screens, the inclusion of a microphone and speaker, larger keyboards, and buttons. Each of these items would be required for individuals with exceptionalities.

     The Company initially intends to market the Dragonfly within the United States and Canada. Current and future products will be sold directly through the Internet by utilizing marketing strategies aimed at interested parties and marketing databases of partners. The Company also intends to offer the product through electronics distributors and OEM relationships, as well as through other avenues, such as trade shows, affiliate websites and eventually expanding into other countries.

MANUFACTURING  AND  SOURCE  OF  SUPPLY

     A number of reputable manufacturers produce the components used in the Dragonfly, including Intel, Microsoft, Fujitsu and Cannon. Currently, the Company does not intend to establish its own manufacturing plant. The production plan entails coordination with existing manufacturing facilities.
The Company intends to install its own quality control personnel at these plants, and also intends to maintain research and development facilities in North America.

RESEARCH  AND  DEVELOPMENT

     The Company utilized the fully equipped mechanical and electrical research and testing facilities at British Columbia Institute of Technology to produce its prototype. The development of the Dragonfly production prototype and associated software and hardware engineering and Research and Development is being conducted under contract by Valcom, Ltd., of Guelph Ontario, Canada.

     The Guelph, Ontario facility of Valcom, Ltd. is an ISO 9001 approved, ICSD security cleared facility with modern, fully equipped, electronic, electromechanical systems and equipment engineering and manufacturing plant. This state-of-the-art plant contains 65,000 square feet of floor space, with a staff of approximately 100 full-time employees performing the principal functions of the plant, including: Research and Development; Systems and Custom Design; Manufacturing; Repair and Overhaul; and Quality Control Testing. These functions encompass a broad range of communications and electronics, meteorological, data acquisition and electro-mechanical, systems, equipment and components.

COMPETITION

     There is significant competition in the computer peripheral, software, hardware and Internet industries. Computer peripheral and print-scan equipment manufacturers such as Hewlett-Packard, Cannon, Xerox, Epson, Palm Computing and others have the engineering, manufacturing and marketing expertise to produce similar devices and the financial resources to design and distribute a product similar in functionality to the Dragonfly. At present these manufacturers produce products that offer some but not all of the functionality of the Dragonfly, but with appropriate engineering and licensing could produce a similar product. Any new developments in printing, scanning or document handling technology could cause the obsolescence of the product to be accelerated. Almost all of the companies with which the Company will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors offering similar products will emerge in the near future. There is no assurance that the Company will compete successfully with other established computer software and Internet companies. The Company intends to compete on the basis of functionality, quality and price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors.

INTELLECTUAL  PROPERTIES

     At present the company is engaged in a patent study on the hardware and operating system functionality for the Dragonfly. It is anticipated that some or the entire device may be able to be protected by patents. The operating system and circuit boards and control systems as well as the website hosting interface are proprietary to the Company.

EMPLOYEES

     The Company currently has five full-time and one part-time employee. The Company intends to employ individuals as required. The Company currently subcontracts research and development as required for production of the Dragonfly prototype. The Company intends to add full-time executives in sales and marketing, finance and distribution as it moves closer to production of the Dragonfly. In the E-tech design division there is one full time employee and it is anticipated that several staff will be added in the coming months in the areas of project management, sales and web site design and programming.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     The Company currently leases office space located at 11645 Biscayne Boulevard, Suite 210, Miami, Florida 33181-3138. This space covers approximately 1,050 square feet and is leased on under an agreement that expires January 1, 2003 and requires us to pay $1,441.00 per month in rent. We believe that the current facilities are adequate to meet our needs into the immediate future.

ITEM  3  -  LEGAL  PROCEEDINGS

     On August 4, 2000 Crusader Capital Group, Inc. filed a complaint against the Company in civil action number CV-N-00-411-DWH-RAM in the United States District Court for the District of Nevada. The Company was served with this complaint on or about August 10, 2000. This complaint alleges undetermined damages for misrepresentations, omissions, breach of contract and unjust enrichment related to Crusader's purchase of restricted stock in the company during the first quarter of 2000. The case is in the Discovery phase of litigation, however, a settlement agreement has been reached in principal, subject to the execution of final settlement documents. If finalized, the Company will issue to Crusader Capital Group, Inc. a total of 166,667 shares of restricted common stock.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is traded on the OTC Bulletin Board under the symbol EREX. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.




                            PRICES
YEAR . .PERIOD            HIGH   LOW
-----   --------------    ----   ----
2001    First Quarter.    0.53  0.16

2000    First Quarter.    2.44  0.15
        Second Quarter    1.56  0.38
        Third Quarter.    1.25  0.34
        Fourth Quarter    0.91  0.25

1999    First Quarter.    1.00  0.25
        Second Quarter    1.69  0.69
        Third Quarter.    1.06  0.44
        Fourth Quarter    1.00  0.14


HOLDERS

     As of December 31, 2000, there were approximately 845 holders of record of the common stock.

DIVIDEND  POLICY

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In February 2000, the Company issued an aggregate of 170,000 shares of common stock, restricted in accordance with Rule 144, to nine individuals, each at a price of $0.10 per share for total consideration to the Company of $17,000. The issuances were exempt from registration pursuant to Rule 504 promulgated under Regulation D of the Securities Act of 1933.

     In March 2000, the Company issued 60,000 shares of common stock to Brenda Hamilton and 6,000,000 shares to Stockbroker Presentations, Inc., all restricted in accordance with Rule 144, for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In March 2000, the Company issued 2,000,000 shares of common stock to Donald A. Mitchell without restrictive legend in accordance with Regulation S, for services rendered to the Company.

     In April 2000, the Company issued an aggregate of 3,290,000 shares of common stock, restricted in accordance with Rule 144, to nineteen individuals, each at a price of $0.10 per share for total consideration to the Company of $329,000. The issuances were exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. In November 2000, the Company issued an aggregate of 930,003 shares of common stock, restricted in accordance with Rule 144, and options to acquire a total of 2,790,000 shares of common stock at an exercise price of $1.00 per share which expire on July 1, 2002, to eighteen of these individuals. The issuances were exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. The issuances were made as additional consideration for delays related to misunderstandings and representations made to the investors by prior management.

     In July 2000 the Company issued a convertible debenture to Dale Sawyer in the face amount of $20,000. The debenture is convertible into 32,000 shares of common stock of the Company until July 1, 2002. The issuance was exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933.

     From July to November 2000, the Company issued options to acquire 790,000 shares of common stock at an exercise price of $1.00 per share to twelve individuals in exchange for services rendered to the Company. The options all expire on July 1, 2001. The issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In August and September 2000, the Company issued 1,000,000 shares of common stock to Corporate Service Providers, 100,000 shares to Ben Grocock, and 6,667 shares to K. Soderstrom, all restricted in accordance with Rule 144, for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In August and November 2000, the Company issued 20,000 shares of common stock to Jeffrey M. Harvey and 200,000 to Carl E. Dilley, restricted in accordance with Rule 144, for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In  November 2000, the Company issued 76,786 shares of common stock to Carl
E. Dilley for services rendered to the Company. The issuance was registered on Form S-8.

     In November 2000, the Company issued 75,893 shares of common stock to Ben Grocock, 32,923 shares to Byron Rambo, 12,582 shares to J. Walker, 15,000 shares to S. Owlett, and 18,079 shares to R. Patterson for services rendered to the Company. The issuances were registered on Form S-8.

     In August 2000, the Company issued options to acquire 3,000,000 shares of common stock to Ultimate Franchise Systems, Inc. The options expire on July 27, 2002. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholder was accredited.

     In September 2000, the Company issued 1,000,000 shares of common stock to Ultimate Franchise Systems, Inc., restricted in accordance with Rule 144, as part of a stock exchange. The issuance was exempt from registration pursuant to
Section  4(2)  of the Securities Act of 1933 and the shareholder was accredited.

     In September 2000 the Company issued a convertible debenture to Webulate, LLC in the face amount of $200,000. The debenture is convertible into 400,000 shares of common stock of the Company until July 1, 2002. The issuance was exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933.

     In November 2000, the Company issued 80,000 shares of common stock to Jeffrey M. Harvey for services rendered to the Company. The issuance was registered on Form S-8.

     In November 2000, the Company issued 166,667 shares of common stock, restricted in accordance with Rule 144, to Crusader Capital as consideration for the settlement of a lawsuit. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholder was accredited.

     In November 2000, the Company issued options to acquire a total of 650,000 shares of common stock to Donald A. Mitchell, Jeffrey M. Harvey, Carl E. Dilley, and Janet Williams in exchange for services rendered to the Company. One-half of the options have an exercise price of $0.40 per share, and the other half have an exercise price of $0.75 per share. All options expire on November 21, 2002. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In November 2000 the Company issued a convertible debenture to Ruth Beiler in the face amount of $20,000. The debenture is convertible into 40,000 shares of common stock of the Company until July 1, 2002. The issuance was exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933.

     In December 2000 the Company issued options to acquire 2,700,000 shares of common stock to Swartz Private Equity, LLC as consideration for the equity line of credit provided by Swartz. The exercise price on the options is determined in accordance with a formula, and expire on September 22, 2007.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SELECTED  FINANCIAL  DATA

     The fiscal year is the calendar year. Included in the document are the audited financial statements for the twelve-month period ending December 2000.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. They state that the audited financial statements of E-Rex, Inc. for the period ending December 31, 2000 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of December 31, 2000 raise substantial doubt about our ability to continue in business.

RESULTS  OF  OPERATIONS

     We had significant losses of $8,042,853 for the year ended December 31, 2000. We have funded losses by the sale of additional securities and the issuance of stock for services. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

     The Company intends to pursue its business plan and meet its reporting requirements utilizing cash made available from the private and future public sale of its securities as well as income for the web site design division of the Company. The Company's management is aggressively pursuing relationships and markets for this division and is of the opinion that revenues from the sales of its securities will be sufficient to pay its expenses until its business operations create positive cash flow. The Company does not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act reporting requirements.

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

     The Company is presently completing the initial prototypes of the "Dragonfly" after two "Dragonfly" mock-up prototypes were successfully demonstrated at the Java One conference at the Moscone Centre in San Francisco sponsored by Sun MicroSystems. There have been unexpected delays in producing the prototypes and although the technology has been tested and is proven operational it is anticipated that the approximate time frame for completion of the prototypes including testing will be 90 to 120 days. As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

     The Company will not establish its own manufacturing plant, however, it will provide quality control personnel at these plants and will also maintain research and development programs through the Canadian engineering firm of Valcom, Ltd. to secure development of products presently in the planning stage. The Company does not expect to purchase any significant plant or equipment within the next twelve months.

     Other than described above, the Company does not expect significant changes in the number of employees during the next twelve months and anticipates expansion of the web site design division by utilizing sub contractors and independent commission-based sales personnel.

Revenue

     The Company's total revenue for the year ended December 31, 2000 was $35,976, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $10,607, resulting in gross profit of $25,369 for the year. The Company did not have any revenues for the years ended December 31, 1999 and 1998.

General  and  Administrative

     The Company's general and administrative expenses totaled $7,900,075 for the year ended December 31, 2000, as compared to $464,436 for the previous year, an increase of over seventeen times. Of the total general and administrative expenses, $7,398,467, or 93.6%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $151,729 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the year ended December 31, 2000 were $8,042,853, as compared to $464,436 for the prior year, an increase of over 17 times. As described in General and Administrative, above, the primary component of the net loss was stock issued for services ($7,398,467). The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 18,841,966, was $0.43 per share, an increase of over ten times from the loss per share of $0.04 for the previous year.

Liquidity  and  Capital  Requirements

     The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Working capital has been primarily obtained through advances from the Company's Investment Banker, International Investment Banking, Inc. and the private placement of common stock. The web design and hosting business of the Company is in its infancy and is a minor part of the overall business. It is not expected that revenues from this area of the business will be sufficient in the near term to fund ongoing operations and development and the bringing to market of the Dragonfly.

     The company's plans for manufacturing, sales and distribution of the Dragonfly are focused on establishing an OEM licensing agreement with one or more electronics manufacturers who have the available resources and wholesale and retail distribution channels to satisfactorily bring the product to market. The company will therefore need available capital to complete the Dragonfly prototypes estimated at approximately $150,000 and an estimated additional $300,000 for product testing, packaging and consumer research prior to manufacturing. Capital to promote the product and accomplish the sales and marketing to the OEM entities is estimated at $1,000,000 over the next 12 months. Head office and corporate operations including salaries, rent, miscellaneous office expenses, investor relations, legal and accounting for the next 12 months is estimated at $650,000. The total capital requirement is therefore estimated at $2,100,000.

     It is anticipated that the short-term credit line extended by International Investment Banking, Inc., in addition to an equity line from Swartz Private Equity, LLC, will be sufficient to meet those needs, however, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future. In addition, the Swartz line of credit can only be utilized by the Company upon the effectiveness of a registration statement with the SEC, and then only if certain conditions are met and certain conditions precedent exist. The Company does not currently have a registration statement on file. It is possible that the company may not have sufficient capital to meet its short term requirements prior to the funding from the Swartz equity line becoming available and there is the potential due to market conditions that the amount of funding available under the Swartz financing agreement may be limited and not necessarily cover all operating and Research and Development expenses. The company may also raise additional operating capital through other equity and/or debt offerings. However there can be no assurances that it will be successful in its endeavors.

     The Company received proceeds from the sale of common stock of $329,000.00 for the year ended December 31, 2000 resulting in net cash provided by financing activities of $436,654.00. The Company received proceeds from the sale of common stock of $80,833.00 for the year ended December 31, 1999 resulting in net cash provided by financing activities of $80,833.00.

     In an exchange of stock and services agreement with Ultimate Franchise Systems, Inc., the Company acquired securities valued at $400,000.00 for the twelve months ended December 31, 2000.

     The Company purchased fixed assets of $47,971.00 and invested $150,000.00 in a company named DiveDepot.Com, Inc. during the twelve months ended December 31, 2000.

ITEM  7  -  FINANCIAL  STATEMENTS

              Index  to  Consolidated  Financial  Statements

                            E-Rex,  Inc.

     Report  of  Gately  &  Associates,  LLC                               F-1

     Consolidated  Balance  Sheets  as  of  December  31,  2000         .  F-2

     Consolidated  Statements  of  Operations  for  the years ended
     December 31, 1998,  1999,  and  2000                                  F-3

     Consolidated  Statements  of  Stockholder's  Equity  for  the  years
     ended December  31,  1998,  1999  and  2000                           F-4

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     December  31,  1998,  1999  and  2000                                 F-5

     Notes  to  the  Consolidated  Financial  Statements          .F-6  to F-11

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.




Name. . . . . . . .  Age  Position(s)
                     ---  -----------------------------------------------------------------

Donald A.  Mitchell   67  Chairman of the Board  (2000)

Carl E. Dilley. . .   45  Chief Executive Officer, President, Secretary and Director (2000)

Jeffrey M.  Harvey.   29  Treasurer and Director  (2000)


     DONALD A. MITCHELL has served as Chairman of the Board since March 15, 2000. Mr. Mitchell has served as the Chairman and President of International
Investment Banking, Inc. since its inception in June 1999. Mr. Mitchell is also the Chairman of the Board and CEO of Grant Douglas Acquisition Corp, Inc., an Idaho corporation engaged in the publication of various print media. For the past 25 years, Mr. Mitchell has been engaged as a private consultant to numerous companies in the areas of corporate finance and marketing. Mr. Mitchell attended Bridgewater College in Bridgewater, Virginia and advanced study programs at New York University and Columbia University.

     CARL E. DILLEY has served as CEO and as a director of the Company since April 1, 2000, and has been with the Company since 1999. From 1997 to 1999, Mr. Dilley served as President and CEO of DiveDepot.com, Inc. Prior to that Mr.
Dilley served in management positions with the Canadian Investment Firm RBC Dominion Securities, and a variety of other executive and consulting positions in several industries including Chemical, Timber, Transportation, Trust Co. and Dot.Com enterprises. Mr. Dilley attended college in Canada at DITTO Fraser Valley College and College of New Caledonia, specializing in finance and business management. He is a fellow of the Canadian Securities Institute and has completed the first year CFA program.

     JEFFREY M. HARVEY was appointed as the Company's Treasurer and as a Director on October 10, 2000. Mr. Harvey is currently the President and owner of the J. Michael Consulting Group, where he has been engaged since March 2001. From August 2000 to March 2001, Mr. Harvey was Vice Chairman of International Investment Banking, Inc. From May 1997 to August 2000, Mr. Harvey was an attorney with the firm of Stutzman & Bromberg in Dallas, Texas. Mr. Harvey is a graduate of the Wake Forest University School of Law (J.D. 1997) and Graduate School of Business Administration (M.B.A. 1997), and of Texas A&M University (B.S.E.E. 1993).

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 31, 2000, the Board of Directors met on 7 occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board  of  Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

     For the year ended December 31, 2000, the executive officers of the Company received salaries, in aggregate, equal to approximately $204,867.00 and received the benefit of automobile allowances for an aggregate $4,500.00.

     As of December 31, 2000, Donald A. Mitchell was compensated pursuant to a management engagement agreement dated January 21, 2000 between the Company and International Investment Banking, Inc., a company controlled by Mr. Mitchell. Total amounts payable to International Investment Banking, Inc. during the year 2000 are $126,850.00. Pursuant to the agreement, IIBI receives $10,000 per month in addition to other miscellaneous fees for services. The annual compensation of IIBI shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell shall be granted common stock representing 1,000,000 common shares for each year of IIBI's engagement. The agreement has an initial term of two years unless further extended by mutual agreement of the parties.

     Jeffrey M. Harvey was hired as General Counsel for the Company on March 1, 2001, at an annual salary of $60,000.

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

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                  SUMMARY COMPENSATION TABLE

                             Annual  Compensation                       Long  Term  Compensation
                            --------------------------------   ------------------------------------
                                                                         Awards              Payouts
                                                               --------------------------------------

                                                OTHER ANNUAL   RESTRICTED   SECURITIES         LTIP          ALL OTHER
NAME AND PRINCIPAL              SALARY   BONUS  COMPENSATION   STOCK        UNDERLYING        Payouts     COMPENSATION
POSITION                YEAR     ($)      ($)       ($)        AWARDS($)    OPTIONS SARS(#)    ($)             ($)

Donald A. Mitchell
(Chairman) . . . . . .  2000     -0-      -0-     $126,850     2,000,000      200,000          -0-             -0-

Carl E. Dilley
(CEO, Director). . . .  2000  $51,017  $27,000       4,500       276,786      200,000          -0-             -0-

Kenneth Blake
(President, Director,.  2000     -0-      -0-        -0-         -0-            -0-            -0-             -0-
Resigned April 2000) .  1999     -0-      -0-        -0-         -0-            -0-            -0-             -0-

Jeffrey M.  Harvey
(Treasurer, Director).  2000     -0-      -0-        -0-         80,000       200,000          -0-             -0-

Ronald K. Gooding
(Director, . . . . . .  2000     -0-      -0-        -0-         -0-            -0-            -0-             -0-
Resigned April 2000)    1999     -0-      -0-        -0-         -0-            -0-            -0-             -0-





                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                NUMBER OF SECURITIES       PERCENT OF TOTAL
                    UNDERLYING           OPTIONS/SAR'S GRANTED
                OPTIONS/SAR'S GRANTED    TO EMPLOYEES IN FISCAL     EXERCISE OF
                      (#)                      YEAR                 BASE PRICE
                                                                       ($/SH)           EXPIRATION DATE

NAME

Donald A. Mitchell  100,000                    15.4                    $0.40              11/21/02

                    100,000                    15.4                    $0.75              11/21/02

Carl E. Dilley . .  100,000                    15.4                    $0.40              11/21/02

                    100,000                    15.4                    $0.75              11/21/02

Kenneth Blake. . .    -0-                       -0-                     -0-                 -0-

Jeffrey M. Harvey.  100,000                    15.4                    $0.40              11/21/02

                    100,000                    15.4                    $0.75              11/21/02

Ronald K. Gooding.    -0-                       -0-                     -0-                 -0-




                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-THE-
                                                              SECURITIES UNDERLYING                  MONEY OPTION/SARs
             SHARES ACQUIRED ON                              OPTIONS/SARS AT FY-END(#)                  AT FY-END ($)
NAME            EXERCISE(#)        VALUE REALIZED($)         EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE


Donald A. Mitchell  -0-                  -0-                           -0-                                  -0-

Carl E. Dilley . .  -0-                  -0-                           -0-                                  -0-

Kenneth Blake. . .  -0-                  -0-                           -0-                                  -0-

Jeffrey M. Harvey.  -0-                  -0-                           -0-                                  -0-

Ronald K. Gooding.  -0-                  -0-                           -0-                                  -0-



ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of April 10, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.



                                      Name and Address of                 Amount and Nature of       Percent
Title of Class . . . . . . . . . . .  Beneficial Owner                    Beneficial Ownership      of Class (1)
------------------------------------  ----------------------------------  ---------------------     ------------

                                      Chris Ford (2)
Common . . . . . . . . . . . . . . .  9564 Karmont Avenue
Stock. . . . . . . . . . . . . . . .  Southgate, CA  90280                           2,168,680           8.7%

                                      Paul Daoust
Common . . . . . . . . . . . . . . .  8772 Hudson Street
Stock. . . . . . . . . . . . . . . .  Vancouver, BC  Canada                          2,040,000           8.1%

Common . . . . . . . . . . . . . . .  Mistral International, Limited
Stock. . . . . . . . . . . . . . . .  Address Unknown                                2,040,000           8.1%

                                      Donald A. Mitchell
Common . . . . . . . . . . . . . . .  2101 W. State Road 434, Suite 207
Stock. . . . . . . . . . . . . . . .  Longwood, FL  32779                         2,124,700 (3)          8.4%

                                      Corporate Service Providers, Inc.
Common . . . . . . . . . . . . . . .  207 Jasmine Lane
Stock. . . . . . . . . . . . . . . .  Longwood, FL  32779                            1,400,000           5.6%

                                      Carl E. Dilley
Common . . . . . . . . . . . . . . .  279 Atlantic Avenue
Stock. . . . . . . . . . . . . . . .  Sunnyisles Beach, FL  33160                   542,500 (3)          2.1%

                                      Jeffrey M. Harvey
Common . . . . . . . . . . . . . . .  5505 Bryan Street
Stock. . . . . . . . . . . . . . . .  Dallas, TX  75206                             355,000 (3)          1.4%

                                      All Officers and Directors
                                      as a Group (5 Persons) . . . . . .            3,022,200           11.8%




(1)     Based  on  25,069,331  shares  outstanding  as  of  May  8,  2001.

(2) Chris Ford is executor for and controls the voting for shares held by the Carol J. Gamble trust and those of other family members that comprise the total shares under his control.

(3) Includes options to acquire 100,000 shares of common stock at $0.40 and 100,000 shares at $0.75 per share.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

     The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI, among other things, was to serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties (management is now the responsibility of Carl E. Dilley, President and Chief Executive Officer of the Company). Donald A. Mitchell, who currently serves as Chairman of the Company, controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement.

     In March 2000, the Company issued 2,000,000 shares of common stock to Donald A. Mitchell without restrictive legend in accordance with Regulation S, for services rendered to the Company.

     In August and November 2000, the Company issued 20,000 shares of common stock to Jeffrey M. Harvey and 200,000 to Carl E. Dilley, restricted in accordance with Rule 144, for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

     In  November 2000, the Company issued 76,786 shares of common stock to Carl
E. Dilley for services rendered to the Company. The issuance was registered on Form S-8.

     In August 2000, the Company issued options to acquire 3,000,000 shares of common stock to Ultimate Franchise Systems, Inc. The options expire on July 27, 2002. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholder was accredited.

     In September 2000, the Company issued 1,000,000 shares of common stock to Ultimate Franchise Systems, Inc., restricted in accordance with Rule 144, as part of a stock exchange. The issuance was exempt from registration pursuant to
Section  4(2)  of the Securities Act of 1933 and the shareholder was accredited.

     In November 2000, the Company issued 80,000 shares of common stock to Jeffrey M. Harvey for services rendered to the Company. The issuance was registered on Form S-8.

     In November 2000, the Company issued options to acquire a total of 650,000 shares of common stock to Donald A. Mitchell, Jeffrey M. Harvey, Carl E. Dilley, and Janet Williams in exchange for services rendered to the Company. One-half of the options have an exercise price of $0.40 per share, and the other half have an exercise price of $0.75 per share. All options expire on November 21, 2002. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shareholders were accredited.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.               DESCRIPTION
     ------------               -----------

     3.1  (1)               Certificate  of Incorporation, as amended, of E-Rex,
                            Inc.

     3.2  (1)               By-laws  of  the  Registrant

     4.1  (1)               Form  of  common  stock  certificate  of E-Rex, Inc.

    10.1 Amended and Restated Investment Agreement made as of the 8th day of March, 2001, by and between E-Rex, Inc. and Swartz Private Equity, LLC, which amends and restates the Investment Agreement between the parties dated on or about December 22, 2000.

__________
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB filed on September 13, 1999.


     (B)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  17, 2001                                      E-Rex, Inc.


                                                          /s/  Carl  E.  Dilley
                                                          _____________________
                                                          By:  Carl  E.  Dilley
                                                          Its:  CEO


Dated:  May  17,  2001                                   /s/Jeffrey  M.  Harvey

                                                         _______________________
                                                         By: Jeffrey  M.  Harvey
                                                         Its:  Treasurer

               INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENTS


To  the  Board  of  Directors  and  Stockholders
E-REX,  INC.


We have audited the accompanying balance sheet of E-REX, Inc. as of December 31, 2000, and the related statement of operations, stockholders' equity, and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Rex, Inc., as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced a loss. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Gately  &  Associates,  LLC
Gately  &  Associates,  LLC
Certified  Public  Accountants
Orlando,  Florida
May  11,  2001

                                                 E-REX, INC.
                                                BALANCE SHEET
                                           AS OF DECEMBER 31, 2000

                                                   ASSETS
                                                   ------

CURRENT  ASSETS
---------------

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,948
  Accounts receivable . . . . . . . . . . . . . . . . . .       22,757
  Employee advance. . . . . . . . . . . . . . . . . . . .          298
                                                           ------------

    Total Current Assets. . . . . . . . . . . . . . . . .       43,003   $  43,003


PROPERTY AND EQUIPMENT
----------------------

  Furniture, equipment and software . . . . . . . . . . .       92,792
  Less: accumulated depreciation. . . . . . . . . . . . .       (7,800)
                                                           ------------

    Total Other Assets. . . . . . . . . . . . . . . . . .       84,992      84,992

OTHER ASSETS
------------

  Investments . . . . . . . . . . . . . . . . . . . . . .      550,000     550,000
---------------------------------------------------------                ----------


      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   677,995
                                                           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES
-------------------

  Accounts payable. . . . . . . . . . . . . . . . . . . .  $   250,907
  Accrued liabilities . . . . . . . . . . . . . . . . . .       10,838
  Accrued interest on bonds . . . . . . . . . . . . . . .        7,460
  Payable - related party . . . . . . . . . . . . . . . .      298,654
                                                           ------------

    Total current liabilities . . . . . . . . . . . . . .      567,859   $ 567,859

LONG TERM LIABILITIES
---------------------

  Convertible debenture bonds . . . . . . . . . . . . . .      240,000
                                                           ------------

    Total long term liabilities . . . . . . . . . . . . .      240,000     240,000
                                                                         ----------

      TOTAL LIABILITIES . . . . . . . . . . . . . . . . .                  807,859

                                    STOCKHOLDERS' EQUITY
                                    ---------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

  Common stock, $.0001 par value, 100,000,000 authorized
      and 23,808,816 shares issued and outstanding. . . .       23,809
  Additional paid in capital. . . . . . . . . . . . . . .    9,936,204
  Prepaid service fees in the form of stock . . . . . . .   (1,258,045)
  Deficit accumulated during the development stage. . . .   (6,203,269)
  Retained earnings . . . . . . . . . . . . . . . . . . .   (2,628,563)
                                                           ------------

    Total stockholders' equity. . . . . . . . . . . . . .     (129,864)   (129,864)
                                                                         ----------

      TOTAL LIABILITIES AND EQUITY (DEFICIT). . . . . .             .  $   677,995
                                                                       ============
    See accompanying notes to the financial statements


                                                          E-REX, INC.
                                                    STATEMENT OF OPERATIONS
                                               FOR THE PERIODS ENDED DECEMBER 31,

                                                                      2000          1999         1998
                                                               ------------  ------------  -----------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,976   $         -   $        -
-------                                                        ------------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .       10,607             -            -
-------------                                                  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .       25,369             -            -
------------                                                   ------------

EXPENSES
---------

  General and administrative. . . . . . . . . . . . . . . . .    7,900,075       464,436       27,703
  Research and development. . . . . . . . . . . . . . . . . .      151,729
                                                               ------------     --------     ---------

  Total expenses. . . . . . . . . . . . . . . . . . . . . . .    8,051,804       464,436       27,703

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .   (8,026,435)     (464,436)     (27,703)
--------------------

OTHER INCOME
------------

  Interest income . . . . . . . . . . . . . . . . . . . .                            . .        1,210
  Interest Expense. . . . . . . . . . . . . . . . . . . . . .      (16,418)

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . .   (8,042,853)     (464,436)     (26,493)
---------------------------------

  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .            -             -            -
                                                               ------------  ------------  -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .  $(8,042,853)  $  (464,436)  $  (26,493)
-------------------                                            ============  ============  ===========



  Weighted average
  Number of shares. . . . . . . . . . . . . . . . . . . . . .   18,841,966    13,439,674    1,178,841

  Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.43)  $     (0.04)  $    (0.02)


          See accompanying notes to the financial statements


                                          E-REX, INC.
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD ENDED DECEMBER 31, 2000


                                                            ADDITIONAL
                                COMMON         STOCK         PAID-IN         INCOME
                                SHARES         AMOUNT        CAPITAL         (LOSS)      TOTAL
                              -----------  ------------  -----------   ------------  ----------



Balance, December 31, 1996     788,716           789        339,472       (350,301)    (10,040)

Common stock issued for
services Sep., 1997. . . .      30,000            30                                        30

Net income for the year
ended Dec. 31, 1997. . . .                                                52,251        52,251
                                                                     -----------  ------------

Balance, December 31, 1997     818,716           819       339,472       (298,050)      42,241

Common stock issued for
services Sep., 1998. . . .   1,682,000          1,682        1,000                       2,682

Common shares issued
in Rule 504 offering
Nov. and Dec., 1998. . . .   1,539,500         1,539       152,410                      153,949

Common stock issued for
services Dec., 1998. . . .     100,000           100         9,900                       10,000

Net (loss) for the year
ended Dec. 31, 1998. . . .                                                (26,493)      (26,493)
                                                                      -----------  ------------

Balance December 31, 1998.   4,140,216         4,140       502,782       (324,543)      182,379

Common shares issued . . .     424,000           424      113,076                       113,500
for cash

Common shares issued
for acquisition. . . . . .   8,137,616         8,138                                      8,138

Common shares issued
for services . . . . . . .   3,000,000         3,000       92,941                        95,941

Net loss for the period. .                                               (464,436)     (464,436)
                                                                      -----------  ------------

Balance, December 31, 1999  15,701,832        15,702      708,799        (788,979)      (64,478)

Common shares issued
for cash . . . . . . . . .   3,290,000         3,290      325,710                       329,000

Common shares issued for
services and compensation.   9,386,667         9,387    8,069,873                     8,079,260

Common shares issued
for consulting services. .     311,263           311      127,307                       127,618

Common shares issued
as Settlement Agreement. .   1,096,670         1,097      448,537                       449,634

Allowance for prepaid
stock compensation . . . .                                                           (1,258,045)

Common shares issued in
exchange of shares as
an investment. . . . . . .   1,000,000         1,000      399,000                       400,000

Common shares purchased
as treasury stock. . . . .  (6,977,616)       (6,978)    (143,022)                     (150,000)

Net loss for the period. .                                             (8,042,853)   (8,042,853)
                                                                       -----------  ------------

Balance, December 31, 2000  23,808,816   $    23,809   $9,936,204   $(8,831,832)  $(129,864)
                            ===========  ============  ===========  ============  ==========




                            See accompanying notes to the financial statements

                                               E-REX, INC.
                                         STATEMENT OF CASH FLOWS
                                   FOR THE PERIODS ENDING DECEMBER 31,


CASH FLOWS FROM (FOR)
------------------------
OPERATING ACTIVITIES. . . . . . . . . . .         2000        1999       1998
---------------------                      ------------  ----------  ---------

  Net income. . . . . . . . . . . . . . .  $(8,042,853)  $(464,436)  $(26,493)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for services . . . . . . .    7,398,467     128,608     12,682
  Stock Issued for Reasearch. . . . . . .       25,000
  Depreciation expense. . . . . . . . . .        7,800
  (Increase) Decrease in
    Accounts receivable . . . . . . . . .      (22,757)
  (Increase) Decrease in
    Employee advance. . . . . . . . . . .         (298)
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . .      168,832      71,940       (366)
  Increase (Decrease) in
    Accrued liabilities . . . . . . . . .       75,068
  Other . . . . . . . . . . . . . . . . .                  29,014     (16,467)
                                                      ------------  ----------

  Total adjustments to net income . . . .    7,652,112     229,562     (4,151)

  Net cash provided by (used in)
  operating activities. . . . . . . . . .     (390,741)   (234,874)   (30,644)

CASH FLOWS FROM (FOR)
---------------------
INVESTING ACTIVITIES
--------------------

  Purchase of furniture & equipment . . .      (47,971)

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . .      (47,971)          -          -



                            See accompanying notes to the financial statements



                                               E-REX, INC.
                                         STATEMENT OF CASH FLOWS
                                   FOR THE PERIODS ENDING DECEMBER 31,


CASH FLOWS FROM (FOR)
---------------------
FINANCING ACTIVITIES. . . . . . . . . . . .       2000        1999       1998
---------------------                        ----------  ----------  --------

  Proceeds from loan. . . . . . . . . . . .    662,654
  Proceeds from issuance of stock . . . . .    329,000      80,833    153,950
  Payment on loan . . . . . . . . . . . . .   (325,000)
  Cash paid on treasury stock . . . . . . .   (150,000)
  Offering costs. . . . . . . . . . . . . .    (80,000)
                                             ----------

  Net cash provided by (used in) financing.    436,654      80,833    153,950

CASH RECONCILIATION
--------------------

  Net increase (decrease) in cash . . . . .     (2,058)   (154,041)   123,306
  Cash at beginning of year . . . . . . . .     22,006     176,047     52,741
                                             ----------  ----------  --------

CASH BALANCE AT END OF YEAR . . . . . . . .  $  19,948   $  22,006   $176,047
-------------------------------------------  ==========  ==========  ========


                      See accompanying notes to the financial statements

                                   E-REX, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Summary  of  significant  accounting  policies:

Nature of Operations - E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994 the Company changed its name to E-Rex, Inc. On February 20, 1999 the Company entered into a business combination (see Note 5). Until September of the year 2000, the Company had no material revenues and was considered to be in the development stage. The Company now operates an internet web hosting service. The Company continues its development of computer hardware and software products that it intends to sell.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Earnings (Loss) Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Functional Currency - All amounts in the Company's financial statements and related footnotes are stated in US dollars. The Company had no significant gain or losses from foreign currency conversions. The Company has closed its foreign bank accounts during the year 2000 and now operates using U.S. currency.

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

2.  Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to September 30, 2000 (the Company's development stage). The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and revenue from its new operation. However, there can be no assurance management will be successful in its endeavors.

3.  Income  Taxes:

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At December 31, 2000, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 2000 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.  Development  Stage  Company:

During the year 2000, the Company's management has determined that the Company is no longer in the development stage. It continues to develop computer hardware and software components, but has added the service of internet web hosting as its current operations.

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 2000, and the company continues to use, rather than provide, working capital for the development of computer hardware and software. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain. The Company continues this development and has now started operations in the internet web hosting industry.

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

The above business combination was accounted for under the purchase method. There was no significant difference between the purchase cost and the fair value of net assets/liabilities acquired, thus no goodwill was recorded. Plantech's results of operations are included in the Company's statement of operations from the date of merger, February 20, 1999, until the Company survived during that year as the surviving corporation. The following table sets forth certain results of operations for the periods presented as if the Plantech business combination had been consummated on the same terms at the Plantech inception in 1992.

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

In January, 2000 the Board of Directors resolved to settle a British Columbia Supreme Court action brought against the Company for an unpaid vendor bill for $25,000.00. The Company also accepted from the same vendor a return of 50,000 shares of the Company stock that the vendor held.

In 1993 the Company initiated legal action against a former merger candidate, and several of its principals, primarily to the Company when the merger was not consummated.

In October, 1997 a settlement agreement relating to the above action was entered into. In November, 1997 the Company received, net of attorney's fees, $120,726.00 to settle this matter.

The company believes the claims made in the complaint are without merit and intends to defend itself vigorously in this matter.

7.  Related  Party  Transactions:

The  Company  made  two  investments  in  related  companies.

The Company made an investment in Ultimate Franchise Systems, Inc. (USFI) on August 1, 2000 in an exchange of 1,000,000 shares of the Company's stock valued at $400,000 for stock in USFI. Further to the agreement the Company will develop a home delivery web site and on-line ordering system for a fee of $75.00 per unit per month in approximately 300 restaurants, plus a royalty of 5% of on-line gross sales.

The second investment the Company made on September 1, 2000 was a purchase of assets from Webulate LLC. The assets include software, equipment and stock in DiveDepot.Com, Inc. The transaction was completed with $40,000 cash and $200,000 in convertible note payables valued for a total of $240,000. The President of the Company, Mr. Dilley, is also on the Board of Directors of DiveDepot.Com, Inc.

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

The Company assumed a promissory note payable to Valcom Ltd, a West Vancouver, British Columbia Company, dated March 15, 1997 in the amount of $6,450 with no interest stated. This note was assumed by the Company from the merger as described in footnote 5. The Company has also entered into an agreement for design and integration work with Valcom Ltd, an entity controlled by a shareholder of the Company, Paul R. Macpherson, that was a director of the Company at the time the agreement was entered into.

The Company continues an ongoing relationship with Valcom Ltd. in that the Company uses Valcom Ltd. as its resource for research and development of its computer hardware and software product development along with a company by the name of Riotech.

8.  Convertible  Debenture  Bonds:

Refer  to  Footnote  7  with  regard  to  bonds  issued  to  related  parties.

9.  Stockholders'  Equity:

Refer  to  Footnote  7  with  regard  to  equity  changes  with related parties.

On November 20, 2000, the board of directors declared 1,096,670 restricted common shares to be issued, a value of $449,537, for the purpose of settling with shareholders that had asserted that the Company had originally issued the shareholders stock that was stated to be free trading shares. The shares were issued under a Regulation D section 144 filing. In addition to the shares issued were 3,290,000 options to purchase shares of the Company's common stock at an excercies price at $1.00 that expire on November 21, 2002. The Company's management disagreed with the assertion, but decided to settle with the agreement. As noted in Footnote 6, Crusader Capital Group, Inc., one of the shareholders representing about 15% of all shareholders which has asserted a claim against the Company, has not accepted the settlement at this time, however, the shares have been accounted for as issued. There is uncertainty regarding the outcome of the Crusader Capital Group, Inc. claim.

Stock options have been granted by the Company to directors and officers with an expiration date of November 21, 2002. The stock options were issued November 21, 2000 with 325,000 options excercisable at $.40 per share and 325,000 options excercisable at $.75 per share.

Stock options have been granted by the Company to Ultimate Franchise Systems Inc., to purchase 3,000,000 shares of E-Rex common stock at an exercise price equal to the average of the closing ask price plus $.01, as quoted on the NASD over-the counter bulletin board for the five trading days immediately preceding the closing.

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

E-Rex has also offered $1,000,000 in units of the company's securities pursuant to its Memorandum of terms dated June 21, 2000. The units consist of either a Series A 10% Convertible Debenture or a Series B 10% Convertible Debenture together with 50,000 attached warrants to purchase common stock at an exercise price of $1.00 per share and a two year expiration. The Company has issued $240,000 of these bonds, $200,000 of which were in exchange for assets purchased in the Webulate LLC transaction. The transaction is not a public offering as defined in section 4(2) of the Securities Act of 1933, and accordingly, the units will not be registered under the Act or laws of any state but are being offered pursuant to exemptions from registration.

10.  Concentrations  of  risk:

The Company relies on operating revenue from one service, internet web hosting. Development of computer hardware and software products continues, but is not funded by the Company's current operation.

11.  Required  Cash  Flow  Disclosure:

The Company had no interest and income taxes paid for the year. The Company entered into agreements with non-cash exchanges of stock and bonds as detailed in Footnote 7.