Form 10QSB
period 2001-03-31
E REX INC
filed 2001-06-12
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No     .
               ----      -----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes          No     .
                                                            ----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 5, 2001, there were 24,989,845 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__

                                   E-REX, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS

                                                 E-REX, INC.
                                                BALANCE SHEET
                                             AS OF MARCH 31, 2001

                                                    ASSETS
                                                    ------


                                                            MARCH 31      MARCH 31
                                                              2001         2000
                                                           ------------  -----------
CURRENT ASSETS
---------------------------------------------------------

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .          (91)      92,701
  Prepaid Expense . . . . . . . . . . . . . . . . . . . .        1,444    7,438,425
  Accounts receivable from related parties. . . . . . . .        1,793            -
  Accounts receivable . . . . . . . . . . . . . . . . . .       18,693       51,500
                                                           ------------  -----------

    Total Current Assets. . . . . . . . . . . . . . . . .  $    21,839   $7,582,626
                                                           ------------  -----------


PROPERTY AND EQUIPMENT
---------------------------------------------------------

  Furniture, equipment and software . . . . . . . . . . .      116,792        4,937
---------------------------------------------------------
  Less: accumulated depreciation. . . . . . . . . . . . .      (10,982)      (2,896)
---------------------------------------------------------  ------------  -----------

    Total Other Assets. . . . . . . . . . . . . . . . . .  $   105,810   $    2,041
                                                           ------------  -----------

OTHER ASSETS
---------------------------------------------------------

  Investments . . . . . . . . . . . . . . . . . . . . . .  $   550,000   $        -
---------------------------------------------------------  ------------  -----------


      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   677,649   $7,584,667
                                                           ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES
---------------------------------------------------------

  Accounts payable. . . . . . . . . . . . . . . . . . . .      168,215       73,179
  Accrued liabilities . . . . . . . . . . . . . . . . . .        9,624       20,000
  Accrued interest on bonds . . . . . . . . . . . . . . .       13,377            -
  Payable - related party . . . . . . . . . . . . . . . .      338,655      409,000
  Demand Note Payable . . . . . . . . . . . . . . . . . .        1,000        6,450
                                                           ------------  -----------

    Total current liabilities . . . . . . . . . . . . . .  $   530,871   $  508,629
                                                           ------------  -----------

LONG TERM LIABILITIES
---------------------------------------------------------

  Convertible debenture bonds . . . . . . . . . . . . . .      240,000            -
                                                           ------------  -----------

    Total long term liabilities . . . . . . . . . . . . .  $   240,000   $        -
                                                           ------------  -----------

      TOTAL LIABILITIES . . . . . . . . . . . . . . . . .  $   770,871   $  508,629
                                                           ------------  -----------

          STOCKHOLDERS' EQUITY
---------------------------------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------

  Common stock, $.0001 par value, 100,000,000 authorized
      and 24,989,845 shares issued and outstanding. . . .       24,990       23,599
  Additional paid in capital. . . . . . . . . . . . . . .   10,171,229    8,266,502
  Deficit accumulated during the development stage. . . .   (6,203,269)           -
  Retained earnings . . . . . . . . . . . . . . . . . . .   (4,086,172)    (964,063)
  Less Treasury Stock . . . . . . . . . . . . . . . . . .            -     (250,000)
                                                           ------------  -----------

    Total stockholders' equity. . . . . . . . . . . . . .  $   (93,222)  $7,076,038
                                                           ------------  -----------

      TOTAL LIABILITIES AND EQUITY (DEFICIT). . . . . . .  $   677,649   $7,584,667
                                                           ============  ===========
    See accompanying notes to the financial statements


                                   STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000



                                                               THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31         MARCH 31
                                                                   2001             2000
                                                               --------------  --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       7,966   $           -
-------------------------------------------------------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .         14,042               -
-------------------------------------------------------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .         (6,076)              -
-------------------------------------------------------------  --------------

EXPENSES
-------------------------------------------------------------

  General and administrative. . . . . . . . . . . . . . . . .      1,406,721         175,084
  Research and development. . . . . . . . . . . . . . . . . .         29,792
                                                               --------------

  Total expenses. . . . . . . . . . . . . . . . . . . . . . .      1,436,513         175,084
                                                               --------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .     (1,442,589)       (175,084)
-------------------------------------------------------------  --------------  --------------

OTHER INCOME
-------------------------------------------------------------

  Interest income
  Interest Expense. . . . . . . . . . . . . . . . . . . . . .        (15,020)              -
                                                               --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . .  $  (1,457,609)  $    (175,084)
-------------------------------------------------------------

  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .              -               -
                                                               --------------  --------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .  $  (1,457,609)  $    (175,084)
-------------------------------------------------------------  ==============  ==============


EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . . . . . . . . .     24,254,350      13,276,859

  Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.06)  $       (0.01)
                                                               ==============  ==============

  Weighted average
  Number of shares on a Fully Diluted Basis . . . . . . . . .     24,254,350      13,276,859

  Fully Diluted EPS . . . . . . . . . . . . . . . . . . . . .  $       (0.06)  $       (0.01)
                                                               ==============  ==============

          See accompanying notes to the financial statements



                                                           E-REX, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE PERIOD ENDING MARCH 31, 2001


                                                              ADDITIONAL
                                                              COMMON       STOCK         PAID-IN          INCOME
                                                              SHARES       AMOUNT        CAPITAL          (LOSS)        TOTAL
                                                              -----------  ------------  ------------  -------------  ----------

Balance, December 31, 1999 . . . . . . . . . . . . . . . . .  15,701,832        15,702       708,799       (788,979)    (64,478)
                                                              -----------  ------------  ------------  -------------  ----------

Common shares issued
for cash . . . . . . . . . . . . . . . . . . . . . . . . . .   3,290,000         3,290       325,710        329,000

Common shares issued for
services and compensation. . . . . . . . . . . . . . . . . .   9,386,667         9,387     8,069,873      8,079,260

Common shares issued
for consulting services. . . . . . . . . . . . . . . . . . .     311,263           311       127,307        127,618

Common shares issued
as Settlement Agreement. . . . . . . . . . . . . . . . . . .   1,096,670         1,097       448,537        449,634

Allowence for prepaid
stock compensation . . . . . . . . . . . . . . . . . . . . .  (1,258,045)

Common shares issued in
exchange of shares as
an investment. . . . . . . . . . . . . . . . . . . . . . . .   1,000,000         1,000       399,000        400,000

Common shares purchased
as treasury stock. . . . . . . . . . . . . . . . . . . . . .  (6,977,616)       (6,978)     (143,022)      (150,000)

Net loss for the period. . . . . . . . . . . . . . . . . . .  (8,042,853)   (8,042,853)
                                                              -----------  ------------

Balance, December 31, 2000 . . . . . . . . . . . . . . . . .  23,808,816   $    23,809   $ 9,936,204   $ (8,831,832)  $(129,864)
                                                              -----------  ------------  ------------  -------------  ----------

Common shares issued . . . . . . . . . . . . . . . . . . . .     461,029           461        91,745         92,206
for consulting services

Common shares issued . . . . . . . . . . . . . . . . . . . .     600,000           600       119,400        120,000
in Satisfaction of debt

Common shares issued . . . . . . . . . . . . . . . . . . . .     120,000           120        23,880         24,000
for Software Research & Development

Charge for prepaid Stock Compensation. . . . . . . . . . . .   1,258,045

Net loss for the period. . . . . . . . . . . . . . . . . . .  (1,457,609)   (1,457,609)
                                                              -----------  ------------

Balance, March 31, 2001. . . . . . . . . . . . . . . . . . .  24,989,845   $    24,990   $10,171,229   $(10,289,441)  $ (93,222)
                                                              ===========  ============  ============  =============  ==========

          See accompanying notes to the financial statements

                                                      E-REX, INC.
                                                STATEMENT OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000


                                                               THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .   MARCH 31         MARCH 31
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     2001            2000
-------------------------------------------------------------  --------------  --------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,457,609)  $    (175,084)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .      1,350,251         127,175
  Stock issued in conversion of debt. . . . . . . . . . . . .        120,000
  Stock Issued for Research & Development . . . . . . . . . .         24,000
  Depreciation expense. . . . . . . . . . . . . . . . . . . .          3,182
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .          2,271         (51,500)
  (Increase) Decrease in
    Employee advance. . . . . . . . . . . . . . . . . . . . .            298
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (82,692)         (8,896)
  Increase (Decrease) in
    Accrued liabilities . . . . . . . . . . . . . . . . . . .          4,703
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,444)         20,000
                                                               --------------  --------------

  Total adjustments to net income . . . . . . . . . . . . . .      1,420,569          86,779

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .        (37,040)        (88,305)

CASH FLOWS FROM (FOR)
-------------------------------------------------------------
INVESTING ACTIVITIES
-------------------------------------------------------------

  Purchase of furniture, Equipment & Software . . . . . . . .        (24,000)              -
                                                               --------------  --------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . .        (24,000)              -


CASH FLOWS FROM (FOR)
-------------------------------------------------------------
FINANCING ACTIVITIES
-------------------------------------------------------------

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . .         41,001         409,000
  Proceeds from issuance of stock
  Payment on loan
  Purchase of treasury stock. . . . . . . . . . . . . . . . .                       (250,000)
                                                                               --------------

  Net cash provided by (used in) financing. . . . . . . . . .         41,001         159,000

CASH RECONCILIATION
-------------------------------------------------------------

  Net increase (decrease) in cash . . . . . . . . . . . . . .        (20,039)         70,695
  Cash at beginning of year . . . . . . . . . . . . . . . . .         19,948          22,006
                                                               --------------  --------------

CASH BALANCE AT END OF YEAR . . . . . . . . . . . . . . . . .  $         (91)  $      92,701
-------------------------------------------------------------  ==============  ==============

                                See accompanying notes to the financial statements


                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At March 31, 2001, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At March 31, 2001 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.  Development  Stage  Company:

During the year 2000, the Company's management determined that the Company is no longer in the development stage. It continues to develop computer hardware and software components, but has added the service of internet web hosting, design and consulting as part of its current and ongoing operations.

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 2000, and the company continues to use, rather than provide, working capital for the development of computer hardware and software. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain. The Company continues this development and has now started operations in the internet web hosting, design and consulting industry.

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
     Net  (Loss)                    $  (230,954)                    $  (616,086)

6.  Litigation:

On August 4, 2000, Crusader Capital Group, Inc. filed a complaint against the company in civil action number CV-N-411-DWH-RAM in the United States District Court for the district of Nevada. The company was served with this complaint on or about August 10, 2000. This complaint alleges undetermined damages for misrepresentations, omissions, breach of contract and unjust enrichment related to Crusaders purchase of restricted stock in the company during the first quarter of 2000. The case is in the discovery phase of litigation, however, a settlement agreement has been reached in principal, subject to execution of the final settlement documents. If finalized, the Company will issue to Crusader Capital Group, Inc. a total of 166,667 shares of restricted common stock.

In January, 2000 the Board of Directors resolved to settle a British Columbia Supreme Court action brought against the Company for an unpaid vendor bill for $25,000.00. The Company also accepted from the same vendor a return of 50,000 shares of the Company stock that the vendor held.

7.  Related  Party  Transactions:

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

The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI will serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chairman of the Company, Donald A. Mitchell, also controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI OR Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum of this agreement, IIBI was directed on the Company's behalf the following: Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockbroker Relations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock. On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of an outstanding debt of $120,000.

On February 22, 2001 the board of Directors issued 75,000 free trading shares under Regulation S to Jeffrey Harvey, a director and officer, under Regulation S in exchange for legal services valued at $15,000.

On February 22, 2001 the board of Directors issued 75,000 free trading shares under Regulation S to Carl Dilley, an employee, director and officer, under Regulation S in exchange for management services valued at $28,500.

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

8.  Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures accrue interest at the rate of 10% per annum.

9.  Stockholders'  Equity:

Refer  to  Footnote  7  with  regard  to  equity  changes  with related parties.

On November 20, 2000, the board of directors declared 1,096,670 restricted common shares to be issued, a value of $449,537, for the purpose of settling with shareholders that had asserted that the Company had originally issued the shareholders stock that was stated to be free trading shares. The shares were issued under a Regulation D section 144 filing. In addition to the shares issued were 3,290,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 that expire on November 21, 2002. The Company's management disagreed with the assertion, but decided to settle with the relevant shareholders through the issuance of additional shares and options as noted above. As noted in Footnote 6, Crusader Capital Group, Inc., one of the shareholders representing about 15% of all shareholders which has asserted a claim against the Company, has agreed in principal to accept the 166,667 shares which have been issued and accounted for. There remains uncertainty regarding the outcome of the Crusader Capital Group, Inc. claim.

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

500,000 options were issued to Crusader Capital Group as an inducement to settle the suit detailed in Footnote 6. The options are exercisable at $1.00 during the 24 months from date of issue.

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

On February 22nd the board of Directors issued 223,529 free trading shares under Regulation S in exchange for services valued at $44,706.

On February 22nd the board of Directors issued 75,000 free trading shares under Regulation S to Jeffrey Harvey, a director and officer, under Regulation S in exchange for legal services valued at $15,000.

On February 22, 2001 the board of Directors issued 75,000 free trading shares under Regulation S to Carl Dilley, an employee, director and officer, under Regulation S in exchange for management services valued at $28,500.

On February 22, 2001 the board of Directors issued 120,000 free trading shares under Regulation S in exchange for Software Research and development valued at $24,000.

On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of debt valued at $120,000.

On March 1, 2001 the board of Directors issued 100,000 free trading shares under Regulation S valued at $20,000 and 100,000 options which terms are to be decided by the board of directors upon implementation of the employee stock option plan to Jeffrey Harvey, a director and officer, pursuant to an agreement for legal services.

Per a one year investor relations contract dated March 23, 2000 6,000,000 shares of stock were issued to Stockbroker Relations, Inc. At December 31, 2000 an unexpensed balance of $1,258,045 in prepaid stock compensation for services was carried in the equity of the company. This amount was expensed during the first quarter of 2000 and subsequently removed from the stockholders equity of the company.

Subsequent  Events

On April 2, 2001 the board of Directors issued 346,153 restricted shares to Action Stocks, Inc and James Williams under Regulation D in exchange for investor relations services valued at $58,846. Under terms of the 12 month agreement Action Stocks, Inc. will provide services to the company including website marketing, email services, direct client promotion, investor relations, affiliate promotions, research reports, and promotional spots on radio shows.

On May 1st the board of Directors issued 1,100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $209,000. The agreement requires a further 100,000 restricted shares to be issued on the first of every month for the next 5 months of the agreement. Under terms of the 6 month agreement Big Apple Consulting
U.S.A., Inc. will provide stock broker relations services to the company including, direct broker promotion, investor relations including conference calls, and investor lead management.

On May 25th the board of Directors issued 195,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for marketing services valued at $39,000. Under terms of the 6 month agreement Big Apple Consulting U.S.A., Inc. will provide marketing services to the company in order to introduce the Dragonfly product into the Northern European Market. The services rendered will include a market study and analysis, introduction to major wireless and other telecom entities that may have an interest in purchasing, distributing manufacturing the Dragonfly. The agreement calls for the payment of pre-approved expenses and a 5% commission on sales effected by the consultant.

10.  Other  Agreements:

On March 1st the company entered into an engagement agreement with Riotech, LLC. to provide internet website development, on line marketing services, e-commerce services and back office systems services. Under the terms of this 24 month agreement Riotech, LLC. will be compensated at the rate of 70% of the gross amount of any services provided to end customers of E-Rex, Inc. Riotech will also manage and provide project managers and development staff on an exclusive basis for all projects undertaken during the term of the agreement. Riotech will also supply 300 hours of work towards the development of E-rex proprietary websites and systems.

11.  Concentrations  of  Risk:

Other than capital financing, the Company relies principally on operating revenue from, internet web hosting, design and consulting services. Development of computer hardware and software products continues, but is not funded by the Company's current operation.

12.  Required  Cash  Flow  Disclosure:

The  Company  had  no  interest  income  and  income taxes paid for the quarter.

The Company entered into agreements for non-cash exchanges of stock for services totaling $92,206

The Company entered into agreements for non-cash exchanges of free trading shares stock for Software Research and development valued at $24,000.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $1,457,609 for the quarter ended March 31, 2001. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

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

     The Company is presently completing the initial prototypes of the "Dragonfly" after two "Dragonfly" mock-up prototypes were successfully demonstrated at the Java One conference at the Moscone Centre in San Francisco sponsored by Sun MicroSystems. There have been unexpected delays in producing the prototypes and although the technology has been tested and is proven operational it is anticipated that the approximate time frame for completion of the prototypes including testing will be 45 to 90 days. As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

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

Revenue

     The Company's total revenue for the quarter ended March 31, 2001 was $7,966, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $14,042, resulting in gross profit of ($6,076) for the quarter. The Company reported revenue of $35,976 for the year ended December 31, 2001 and did not have any revenues for the years ended December 31, 1999 and 1998.

General  and  Administrative

     The Company's general and administrative expenses totaled $1,406,721 for the quarter ended March 31, 2001, as compared to $175,084 for the period ended March 31, 2000. Of the total general and administrative expenses, $1,470,251 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $29,792 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the quarter ended March 31, 2001 were $1,457,609 as compared to $175,084 for the period ended March 31, 2000. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 24,254,350 was $0.06 per share, compared with the loss per share of $0.04 for the period ended March 31, 2000.

Liquidity  and  Capital  Requirements

     The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Working capital has been primarily obtained through advances from the Company's Investment Banker, International Investment Banking, Inc. and the private placement of common stock. The web design, hosting and consulting business of the Company is in its infancy and is a minor part of the overall business. It is not expected that revenues from this area of the business will be sufficient in the near term to fund ongoing operations and development and the bringing to market of the Dragonfly.

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

     The Company received proceeds from loans of $41,001.00 for the quarter ended March 31, 2001 resulting in net cash provided by financing activities of $41,001.00.

     The Company invested $24,000.00 in development of an on-line ordering system for the fast food franchise industry during the three months ended March 31, 2000.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on May 18, 2001.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In February 2001, the Company issued 75,000 shares of common stock to Jeffrey M. Harvey, 142,500 shares of common stock to Carl E. Dilley, 119,720 shares to Ben Grocock, 61,935 shares to Byron Rambo, 53,958 shares to J. Knigin, 53,958 shares to S. Niakan, and 53,958 shares to A. Sikorski for services rendered to the Company. The issuances were registered on Form S-8.

     In February 2001, the Company issued 20,000 shares of common stock, restricted in accordance with Rule 144, to M. Wilson, an employee of the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

      There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      No matters were submitted to a vote of the security holders during the applicable period.

ITEM  5          OTHER  INFORMATION

      Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

      None.

(b)   Reports  on  Form  8-K

      None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  June  11,  2001               E-Rex,  Inc.


                                      /s/  Carl  E.  Dilley
                                      _____________________________

                                      By:  Carl  E.  Dilley
                                      Its:  President



Dated:  June  11,  2001               E-Rex,  Inc.


                                      /s/  Jeffrey M. Harvey
                                      _____________________________

                                      By:  Jeffrey M. Harvey
                                      Its:  Treasurer