Form 10QSB
period 2001-06-30
E REX INC
filed 2001-08-08
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  __X__       No ____.


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes____  No____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 6, 2001, there were 27,849,108 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes ____   No __ X ___.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF JUNE 30, 2001 AND DEC 31, 2000.

                                                              ASSETS
                                                              ------

                                                                                                      JUNE 30          DEC 31
                                                                                                       2001            2000
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       12,365        19,948
Prepaid Expense                                                                                            64,259             -
Accounts receivable from related parties                                                                    4,129           298
Accounts receivable                                                                                        14,966        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    95,719   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         127,282        92,792
Less: accumulated depreciation                                                                            (21,375)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $   105,907   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $   164,000   $   550,000
                                                                                                      ------------  ------------


                                                                                                      $   365,626   $   677,995
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   ------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          211,759       250,907
Accrued liabilities                                                                                        17,400        10,838
Accrued interest on bonds                                                                                  19,295         7,460
Payable - related party                                                                                   380,439       298,654
Work In Progress Deposits                                                                                  29,102             -
Stock Subscription Deposits                                                                                15,000             -
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $   672,995   $   567,859
                                                                                                      ------------  ------------

LONG TERM LIABILITIES
---------------------

Convertible debenture bonds                                                                               240,000       240,000
                                                                                                      ------------  ------------

     Total long term liabilities                                                                      $   240,000   $   240,000
                                                                                                      ------------  ------------

                                                                                                      $   912,995   $   807,859
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' EQUITY
                                                            --------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

Common stock, $.0001 par value, 100,000,000 authorized
Shares issued and outstanding as of Dec 31-2000. . . . . . . .                       23,808,816            27,649        23,809
Shares issued and outstanding as of June 30, 2001. . . . . . .                       27,649,108
Additional paid in capital                                                                             10,898,357     9,936,204
Allowance for prepaid Stock Compensation                                                                 (342,822)   (1,258,045)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable equity securities                                            (386,000)            -
Deficit accumulated during the development stage                                                       (6,203,269)   (6,203,269)
Retained earnings                                                                                      (4,541,284)   (2,628,563)

     Total stockholders' equity                                                                       $  (547,369)  $  (129,864)
                                                                                                      ------------  ------------

                                                                                                      $   365,626   $   677,995
                                                                                                      ============  ============
See accompanying notes to the financial statements


                                                  E-REX, INC.
                                            STATEMENT OF OPERATIONS
                               FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND  2000
                            AND FOR THE THREE MONTHS ENDING JUNE 30, 2001 AND 2000

                                                      SIX MONTHS    SIX MONTHS    THREE MONTHS   THREE MONTHS
                                                         ENDED        ENDED          ENDED         ENDED
                                                        JUNE 30      JUNE 30        JUNE 30       JUNE 30
                                                         2001          2000          2001          2000
                                                     -----------   ------------  ------------  --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    37,038   $         -   $    29,072   $         -
---------------------------------------------------  ------------  ------------  ------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . .      (37,270)            -       (23,228)            -
---------------------------------------------------  ------------  ------------  ------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .         (232)            -         5,844             -
---------------------------------------------------  ------------  ------------  ------------  --------------
EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (1,810,408)   (3,187,584)     (403,687)    (2,023,162)
Research and development. . . . . . . . . . . . . .      (71,189)            -       (41,397)
                                                     ------------  ------------  ------------  --------------

Total expenses. . . . . . . . . . . . . . . . . . .   (1,881,597)   (3,187,584)     (445,084)    (2,023,162)
                                                     ------------  ------------  ------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (1,881,829)   (3,187,584)     (439,240)    (2,023,162)
---------------------------------------------------  ------------  ------------  ------------  --------------

OTHER INCOME
---------------------------------------------------

Interest Expense. . . . . . . . . . . . . . . . . .      (30,892)       (5,608)      (15,872)            -
                                                     ------------  ------------  ------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(1,912,721)  $(3,193,192)  $  (455,112)   $(2,023,162)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -             -
                                                     ------------  ------------  ------------  --------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(1,912,721)  $(3,193,192)  $  (455,112)   $(2,023,162)
---------------------------------------------------   ============ ============  ============  ==============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   25,217,878    17,973,048    26,178,872     17,973,048

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.08)  $     (0.18)  $     (0.02)  $      (0.11)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   25,217,878    17,973,048    26,178,872     17,973,048

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.08)  $     (0.18)  $     (0.02)  $      (0.11)
                                                     ============  ============  ============  ==============

See accompanying notes to the financial statements


                                                         E-REX, INC.
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE PERIOD ENDING JUNE 30, 2001

                                                                                       ADDITIONAL
                                                                  COMMON     STOCK      PAID-IN      INCOME
                                                                  SHARES     AMOUNT     CAPITAL       (LOSS)        TOTAL
                                                               -----------  --------  -----------   ----------   -----------

Balance, December 31, 1999. . . . . . . . . . . . . . . . . .  15,701,832    15,702       708,799     (788,979)      (64,478)
                                                               -----------  --------  ------------  -----------  ------------

Common shares issued
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,290,000     3,290       325,710                    329,000

Common shares issued for
services and compensation . . . . . . . . . . . . . . . . . .   9,386,667     9,387     8,069,873                  8,079,260

Common shares issued
for consulting services . . . . . . . . . . . . . . . . . . .     311,263       311       127,307                    127,618

Common shares issued
as Settlement Agreement . . . . . . . . . . . . . . . . . . .   1,096,670     1,097       448,537                    449,634

Allowance for prepaid
stock compensation                                                                                                (1,258,045)

Common shares issued in
exchange of shares as
an investment . . . . . . . . . . . . . . . . . . . . . . . .   1,000,000     1,000       399,000                    400,000

Common shares purchased
as treasury stock . . . . . . . . . . . . . . . . . . . . . .  (6,977,616)   (6,978)     (143,022)                  (150,000)

Net loss for the period                                                                             (8,042,853)   (8,042,853)
                                                               -----------  --------  -----------  -----------  ------------

Balance, December 31, 2000. . . . . . . . . . . . . . . . . .  23,808,816   $23,809   $ 9,936,204  $(8,831,832)   $ (129,864)
                                                               -----------  --------  ------------ ------------  ------------

Common shares issued. . . . . . . . . . . . . . . . . . . . .     461,029       461        91,745                     92,206
for consulting services

Common shares issued. . . . . . . . . . . . . . . . . . . . .     600,000       600       119,400                    120,000
in Conversion of Accounts Payable

Common shares issued. . . . . . . . . . . . . . . . . . . . .     120,000       120        23,880                     24,000
for Software Research & Development

Charge for prepaid Stock Compensation                                                                              1,258,045

Common shares issued
for consulting services . . . . . . . . . . . . . . . . . . .   2,642,346     2,642       719,870                    722,512

Common shares issued
for Software Research & Development . . . . . . . . . . . . .      16,917        17         7,258                      7,275

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                         (386,000)     (386,000)

Net loss for the period                                                                             (1,912,721)   (1,912,721)
                                                               -----------  --------  -----------  -----------  -------------

Balance, June 30, 2001. . . . . . . . . . . . . . . . . . . .  27,649,108    27,649    10,898,357   (11,130,553)    (204,547)
                                                               ===========  ========  ============  ===========  ============

See accompanying notes to the financial statements


                                      E-REX, INC.
                                STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND JUNE 30, 2000

                                                             SIX MONTHS    SIX MONTHS
                                                               ENDED         ENDED
CASH FLOWS FROM (FOR)                                         JUNE 30       JUNE 30
OPERATING ACTIVITIES                                           2001          2000
--------------------                                        ------------  -----------

Net Income (Loss). . . . . . . . . . . . . . . . . . . . .  $(1,912,721)  $(3,193,192)

Adjustments to reconcile net income (loss) to to net cash provided by (used in ) operating activities:

Stock issued for Services. . . . . . . . . . . . . . . . .      591,471     2,942,258
Stock Issued for Research & Development. . . . . . . . . .       31,275             -
Amortization of stock issued for services in prior period.    1,258,470       (11,667)
Depreciation expense . . . . . . . . . . . . . . . . . . .       13,575             -
(Increase) Decrease in
  Accounts receivable. . . . . . . . . . . . . . . . . . .        3,662        (2,680)
  Employee advances. . . . . . . . . . . . . . . . . . . .       (9,638)            -
  Prepaid professional Fees and Expenses . . . . . . . . .      (21,122)            -
  Deposits & Retainers . . . . . . . . . . . . . . . . . .      (33,202)            -
Increase (Decrease) in
  Accounts payable . . . . . . . . . . . . . . . . . . . .      (39,148)      120,657
  Accrued liabilities. . . . . . . . . . . . . . . . . . .        6,562             -
  Accrued Bond Interest. . . . . . . . . . . . . . . . . .       11,835
  Work In Progress Deposits. . . . . . . . . . . . . . . .       29,103             -
  Deposits & Retainers . . . . . . . . . . . . . . . . . .       15,000             -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .            -           (34)
                                                            ------------  ------------

Total adjustments to net income (loss) . . . . . . . . . .    1,857,843     3,048,534

Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . .      (54,878)     (144,658)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITES
---------------------

Purchase of furniture, Equipment & Software. . . . . . . .      (34,490)       (5,511)
                                                            ------------  ------------
Net cash flows provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . .      (34,490)       (5,511)

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
----------------------

Proceeds from loan . . . . . . . . . . . . . . . . . . . .       81,785       409,000
Proceeds from issuance of stock. . . . . . . . . . . . . .            -       249,000
Payment on loan. . . . . . . . . . . . . . . . . . . . . .            -      (314,000)
Purchase of treasury stock . . . . . . . . . . . . . . . .            -      (150,000)
                                                            ------------  ------------

Net cash provided by (used in) financing . . . . . . . . .       81,785       194,000

CASH RECONCILIATION
-------------------

Net increase (decrease) in cash. . . . . . . . . . . . . .       (7,583)       43,831
Cash at beginning of period. . . . . . . . . . . . . . . .       19,948        22,006
                                                            ------------  ------------

CASH BALANCE AT END OF PERIOD. . . . . . . . . . . . . . .  $    12,365   $    65,837
-------------------------------                             ============  ============

See accompanying notes to the financial statements


                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

Earnings (Loss) Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, "Earnings per Share". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Functional Currency - All amounts in the Company's financial statements and related footnotes are stated in U.S. dollars. The Company had no significant gain or losses from foreign currency conversions. The Company has closed its foreign bank accounts during the year 2000 and now operates using U.S. currency.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At June 30, 2001, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At June 30, 2001 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     Development  Stage  Company:

During the year 2000, the Company's management determined that the Company is no longer in the development stage. It continues to develop computer hardware and software components, but has added the service of internet web hosting, design and consulting as part of its current and ongoing operations.

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through June 30, 2001, and the company continues to use, rather than provide, working capital for the development of computer hardware and software. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain. The Company continues this development and has now started operations in the internet web hosting, design and consulting industry.

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

The above business combination was accounted for under the purchase method. There was no significant difference between the purchase cost and the fair value of net assets/liabilities acquired, thus no goodwill was recorded. Plantech's results of operations are included in the Company's statement of operations from the date of merger, February 20, 1999. The Company survived during that year as the surviving corporation. The following table sets forth certain results of operations for the periods presented as if the Plantech business combination had been consummated on the same terms at the Plantech inception in 1992.


                                                                       Inception
                                    Jan.  1,  1999                     (8/26/86)
                                     To  Feb.  20,                   To Dec. 31,
                                         1999                            1999
                                    -------------                   ------------

     Revenues                       $        --                     $        --
     Net  (Loss)                    $   (230,954)                   $  (616,086)


6.     Litigation:

On August 4, 2000, Crusader Capital Group, Inc. filed a complaint against the company in civil action number CV-N-411-DWH-RAM in the United States District Court for the district of Nevada. The company was served with this complaint on or about August 10, 2000. This complaint alleges undetermined damages for misrepresentations, omissions, breach of contract and unjust enrichment related to Crusaders purchase of restricted stock in the company during the first quarter of 2000. The case is in the discovery phase of litigation, however, a settlement agreement has been reached in principal, subject to execution of the final settlement documents. The Company has issued a total of 166,667 shares of restricted common stock that will be delivered to Crusader Capital Group, Inc. upon execution of the final settlement agreement.

In January, 2000 the Board of Directors resolved to settle a British Columbia Supreme Court action brought against the Company for an unpaid vendor bill for $25,000.00. The Company also accepted from the same vendor a return of 50,000 shares of the Company stock that the vendor held.

7.     Related  Party  Transactions:

The Company made an investment in Ultimate Franchise Systems, Inc. (USFI) on August 1, 2000 in an exchange of 1,000,000 shares of the Company's stock valued at $400,000 for 1,000,000 shares of common stock in USFI and other consideration, valued at $400,000. Further to the agreement the Company will develop a home delivery web site and on-line ordering system for a fee of $75.00 per unit per month in approximately 300 restaurants, plus a royalty of 5% of on-line gross sales. At the time of the transaction, Donald A. Mitchell was a director of both E-Rex and UFSI.

On September 1, 2000 the Company completed the purchase of assets from Webulate LLC. The assets include software, equipment and stock in DiveDepot.Com, Inc. The transaction was completed with $40,000 cash and $200,000 in convertible note payables valued for a total of $240,000. The President of the Company, Mr. Dilley, and the Chairman, Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI will serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chairman of the Company, Donald A. Mitchell, also controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum to this agreement, IIBI was directed on the Company's behalf to execute the following:
Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockbroker Relations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock. On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of an outstanding debt of $120,000.

On February 22, 2001 the Company issued 75,000 shares of common stock to Jeffrey Harvey, a director and officer, for legal services valued at $15,000, and 75,000 shares of common stock to Carl Dilley, for management services valued at
$28,500.   The  issuances  were  registered  on  Form  S-8.

The Company assumed a promissory note payable to Valcom Ltd, a West Vancouver, British Columbia Company, dated March 15, 1997 in the amount of $6,450 with no interest stated. This note was assumed by the Company from the merger as described in footnote 5. The Company has also entered into an agreement for design and integration work with Valcom Ltd, an entity controlled by a shareholder of the Company, Paul R. Macpherson, who was also a director of the Company at the time the agreement was entered into. The Company continues an ongoing relationship with Valcom Ltd. in that the Company uses Valcom Ltd. as its resource for research and development of its computer hardware and software product development along with a company by the name of Riotech.

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

In February 2001, the Company issued 600,000 shares of common stock, restricted in accordance with Rule 144, to International Investment Banking, Inc. as consideration for investment banking services rendered to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2001, the Company issued 320,153 shares of common stock to Action Stocks, Inc. and 26,000 shares of common stock to James Williams, all restricted in accordance with Rule 144, to as consideration for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May and June 2001, the Company issued 1,395,000 shares of common stock, restricted in accordance with Rule 144, to Big Apple Consulting U.S.A., Inc. as consideration under the Business Development Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May and June 2001, the Company issued 185,714 shares of common stock to Jeffrey M. Harvey, 162,857 shares of common stock to Carl E. Dilley, 58,824 shares to Ben Grocock, 70,000 shares to Byron Rambo, 57,143 shares to J. Knigin, 57,143 shares to S. Niakan, 57,143 shares to A. Sikorski, 115,000 shares to Brian A. Lebrecht, 77,143 shares to J. Keane, and 77,143 shares to P. Storti for services rendered to the Company. The issuances were registered on Form S-8.

10.     Other  Agreements

On June 15, 2001 the company entered into an agreement with Anne Balduzzi to develop a sales and marketing plan for the Dragonfly and strategy for introducing the Dragonfly into the marketplace. The study will include researching overall consumer sales and distribution markets (wholesale, retail, OEM and otherwise) for the Dragonfly, and preparing a report of its research results and a strategic plan for introducing and distributing the Dragonfly into and throughout appropriate markets and market segments. The agreement calls for the payment of pre-approved expenses.

On May 25, 2001, the Company entered into an agreement with Big Apple Consulting U.S.A., Inc., to provide marketing services to the Company in order to introduce the Dragonfly product into the Northern European market. The services rendered will include a market study and analysis, introduction to major wireless and other telecom entities that may have an interest in purchasing, distributing, and manufacturing the Dragonfly. The agreement calls for the payment of pre-approved expenses and a 5% commission on sales effected by the consultant.

11.     Concentrations  of  risk:

Other than capital financing, the Company relies principally on operating revenue from internet web hosting, design, and consulting services. Development of computer hardware and software products continues, but is not funded by the Company's current operations.

12.     Required  Cash  Flow  Disclosure:

The Company had no interest income and income taxes paid for the three month period ending June 30, 2001.

For the six months ending June 30, 2001, the Company entered into agreements for non-cash exchanges of stock for services totaling $814,718.

For the six months ending June 30, 2001, the Company entered into agreements for non-cash exchanges of free trading shares stock for software research and development valued at $31,275.

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $455,112 for the three month period ended June 30, 2001, as compared to $2,023,162 for the three month period ended June 30, 2000, and losses of $1,912,721 for the six month period ended June 30, 2001. The reduction in losses for this quarter as compared to the same quarter of last year is due primarily to the reduction in general and administrative expenses associated with restructuring and changing management. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

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

     The Company is presently completing the initial prototypes of the "Dragonfly" after two mock-up prototypes were successfully demonstrated at the Java One conference at the Moscone Centre in San Francisco sponsored by Sun MicroSystems. There have been unexpected delays in producing the prototypes and although the technology has been tested and is proven operational it is anticipated that the approximate time frame for completion of the prototypes including testing will be the fourth quarter of this fiscal year. As soon as the initial prototypes are fully operational, demonstrations with major OEM corporations will be arranged.

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

     Other than described above, the Company does not expect significant changes in the number of employees during the next twelve months and anticipates expansion of the web site design and consulting division by utilizing sub contractors and independent commission-based sales personnel.

Revenue

     The Company's total revenue for the three month period ended June 30, 2001 was $29,072, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $23,228, resulting in gross profit of $5,844 for the three month period. The Company did not report any revenues for the same period in 2000. The company reported revenue of $35,976 for the year ended December 31, 2000 and did not have any revenues for the years ended December 31, 1999 and 1998.

The Company's total revenue for the six month period ended June 30, 2001 was $37,038, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $37,270, resulting in gross profit of ($232). The Company did not report any revenues for the same period in 2000.

General  and  Administrative

     The Company's general and administrative expenses totaled $403,687 for the three month period ended June 30, 2001, as compared to $2,023,162 for the three month period ended June 30, 2000. Of the total general and administrative expenses, $358,569 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. The substantial decline in operating expenses in the June 2001 quarter is due to final amortizing of accrued management fees expenses in the first quarter of 2001 in the amount of $1,258,045. These fees were related to the restructuring of the management team in early 2000 and are non-recurring. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $41,397 in research and development expenses related to its Dragonfly product. No research and development expenses were recorded in the three month period ended June 30, 2000.

The Company's general and administrative expenses totaled $1,810,408 for the six month period June 30, 2001. Of the total general and administrative expenses, $450,775 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $71,189 in research and development expenses related to its Dragonfly product for the period.

Net  Losses

     Net losses for the three month period ended June 30, 2001 were $455,112 as compared to $2,023,162 for the three month period ended June 30, 2000, as a result of the change in general and administrative expenses as described above. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share for the quarter, based on a weighted average number of shares of 26,178,872 was $0.02 per share, compared with the loss per share of $0.11 based on a weighted average number of shares of 17,973,048 for the quarter ended June 30, 2000.

Net losses for the six months ended June 30, 2001 were $1,912,721. The loss per share, based on a weighted average number of shares of 25,217,878 was $0.08 per share for the period.

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

     The Company received proceeds from loans of $41,785.00 for the quarter ended June 30, 2001 resulting in net cash provided by financing activities of $41,785.00. The Company received proceeds from loans of $81,785.00 during the six month period ended June 30, 2001 resulting in net cash provided by financing activities of $81,785.

The Company invested $31,275.00 in development of an on-line ordering system for the fast food franchise industry during the six months ended June 30, 2001.

The Company invested $7,275.00 in development of an on-line ordering system for the fast food franchise industry during the three months ended June 30, 2001.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on May 18, 2001.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In April 2001, the Company issued 320,153 shares of common stock to Action Stocks, Inc. and 26,000 shares of common stock to James Williams, all restricted in accordance with Rule 144, to as consideration for services rendered to the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In May and June 2001, the Company issued 1,395,000 shares of common stock, restricted in accordance with Rule 144, to Big Apple Consulting U.S.A., Inc. as consideration under the Business Development Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In May and June 2001, the Company issued 185,714 shares of common stock to Jeffrey M. Harvey, 162,857 shares of common stock to Carl E. Dilley, 58,824 shares to Ben Grocock, 70,000 shares to Byron Rambo, 57,143 shares to J. Knigin, 57,143 shares to S. Niakan, 57,143 shares to A. Sikorski, 115,000 shares to Brian A. Lebrecht, 77,143 shares to J. Keane, and 77,143 shares to P. Storti for services rendered to the Company. The issuances were registered on Form S-8.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the applicable period.

ITEM  5          OTHER  INFORMATION

     Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     10.1 Business Development Agreement dated May 25, 2001 between the Company and Big Apple Consulting U.S.A., Inc.


     10.2 Sales and Marketing Consulting Agreement dated June 15, 2001 between the Company and Anne Balduzzi.

(b)     Reports  on  Form  8-K

     On  June 1, 2001, the Company filed a Form 8-K dated May 18, 2001 reporting
Item  4,  Change  in  Registrants'  Certifying  Accountant.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August  7,  2001              E-Rex,  Inc.


                                      /s/  Carl  E.  Dilley
                                      ______________________________

                                      By:  Carl  E.  Dilley
                                      Its:  President



Dated:  August  7,  2001              /s/ Jeffrey  M.  Harvey
                                      ______________________________

                                      By:  Jeffrey  M.  Harvey
                                      Its:  Treasurer