Form 10QSB
period 2001-09-30
E REX INC
filed 2001-11-14
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes     No.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 24, 2001, there were 32,296,890 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X   .
                                             --------

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

ITEM  1     FINANCIAL  STATEMENTS




                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF SEPTEMBER 30, 2001 AND DEC 31, 2000.

                                                              ASSETS
                                                              ------

                                                                                                      30-Sep          DEC 31
                                                                                                       2001            2000
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       14,342        19,948
Prepaid Expense                                                                                            30,906             -
Accounts receivable from related parties                                                                    3,156           298
Accounts receivable                                                                                         9,124        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    57,528   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         130,362        92,792
Less: accumulated depreciation                                                                            (32,561)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $    97,801   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $   160,000   $   550,000
                                                                                                      ------------  ------------


     TOTAL ASSETS                                                                                     $   315,329   $   677,995
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' DEFECIT
                                                   --------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          158,198        95,441
Accounts payable to related parties                                                                        94,898       155,466
Accrued liabilities                                                                                        18,854        10,838
Accrued interest on bonds                                                                                  23,514         7,460
Payable - related party                                                                                   380,439       298,654
Work In Progress Deposits                                                                                  26,623             -
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $   702,526   $   567,859
                                                                                                      ------------  ------------

LONG TERM LIABILITIES
---------------------

Convertible debenture bonds                                                                               100,000       240,000
                                                                                                      ------------  ------------

     Total long term liabilities                                                                      $   100,000   $   240,000
                                                                                                      ------------  ------------

     TOTAL LIABILITIES                                                                                $   802,526   $   807,859
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' EQUITY
                                                            --------------------


STOCKHOLDERS' DEFICIT
----------------------

Common stock, $.001 par value, 100,000,000 authorized
Shares issued and outstanding as of December 31, 2000      23,808,816                                                    23,809
Shares issued and outstanding as of September 30, 2001. . .30,926,892                                      30,927
Additional paid in capital                                                                             11,387,905     9,936,204
Allowance for prepaid Stock Compensation                                                                  (41,877)   (1,258,045)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable equity securities                                            (392,000)            -
Deficit accumulated during the development stage                                                       (6,203,269)   (6,203,269)
Retained earnings                                                                                      (5,268,883)   (2,628,563)

     Total stockholders' deficit                                                                      $  (487,197)  $  (129,864)
                                                                                                      ------------  ------------

     TOTAL LIABILITIES AND DEFICIT                                                                    $   315,329   $   677,995
                                                                                                      ============  ============

See accompanying notes to the financial statements


                                                      E-REX, INC.
                                               STATEMENT OF OPERATIONS
                               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000
                            AND FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

                                                      NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS
                                                         ENDED         ENDED          ENDED         ENDED
                                                        30-SEP         30-SEP        30-SEP        30-SEP
                                                         2001           2000          2001          2000
                                                     -----------   ------------  ------------  --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    69,489   $     7,526   $    31,972   $      7,524
---------------------------------------------------  ------------  ------------  ------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . .      (66,321)            -       (28,571)             -
---------------------------------------------------  ------------  ------------  ------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .        3,168         7,526         3,401          7,524
---------------------------------------------------  ------------  ------------  ------------  --------------

EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (2,462,981)   (5,401,814)     (652,574)    (2,227,356)
Research and development. . . . . . . . . . . . . .     (134,484)            -       (63,295)             -
                                                     ------------  ------------  ------------  --------------

Total expenses. . . . . . . . . . . . . . . . . . .   (2,597,465)   (5,401,814)     (715,869)    (2,227,356)
                                                     ------------  ------------  ------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (2,594,297)   (5,394,288)     (712,468)    (2,219,832)
---------------------------------------------------  ------------  ------------  ------------  --------------

OTHER INCOME
---------------------------------------------------

Interest Expense. . . . . . . . . . . . . . . . . .      (46,023)            -       (15,131)             -
                                                     ------------  ------------  ------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(2,640,320)  $(5,394,288)  $  (727,599)   $(2,219,832)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -              -
                                                     ------------  ------------  ------------  --------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(2,640,320)  $(5,394,288)  $  (727,599)   $(2,219,832)
---------------------------------------------------   ============ ============  ============  ==============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   26,447,106    18,607,310    28,891,903     18,607,310

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.10)  $     (0.29)  $     (0.03)  $      (0.12)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   26,447,106    18,607,310    28,891,903     18,607,310

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.10)  $     (0.29)  $     (0.03)  $      (0.12)
                                                     ============  ============  ============  ==============

See accompanying notes to the financial statements


                                                            E-REX, INC.
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD ENDING SEPTEMBER 30, 2001, JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                       ADDITIONAL
                                                                  COMMON     STOCK      PAID-IN      ACCUMULATED
                                                                  SHARES     AMOUNT     CAPITAL        DEFICIT      TOTAL
                                                               -----------  --------  -----------   ----------   -----------

Balance, December 31, 1999. . . . . . . . . . . . . . . . . .  15,701,832    15,702       708,799     (788,979)      (64,478)
                                                               -----------  --------  ------------  -----------  ------------

Common shares issued
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,290,000     3,290       325,710                    329,000

Common shares issued for
services and compensation . . . . . . . . . . . . . . . . . .   9,386,667     9,387     8,069,873                  8,079,260

Common shares issued
for consulting services . . . . . . . . . . . . . . . . . . .     311,263       311       127,307                    127,618

Common shares issued
as Settlement Agreement . . . . . . . . . . . . . . . . . . .   1,096,670     1,097       448,537                    449,634

Allowance for prepaid
stock compensation                                                                                                (1,258,045)

Common shares issued in
exchange of shares as
an investment . . . . . . . . . . . . . . . . . . . . . . . .   1,000,000     1,000       399,000                    400,000

Common shares purchased
as treasury stock . . . . . . . . . . . . . . . . . . . . . .  (6,977,616)   (6,978)     (143,022)                  (150,000)

Net loss for the period                                                                             (8,042,853)   (8,042,853)
                                                               -----------  --------  -----------  -----------  ------------

Balance, December 31, 2000. . . . . . . . . . . . . . . . . . $23,808,816   $23,809   $ 9,936,204  $(8,831,832)   $ (129,864)
                                                               -----------  --------  ------------ ------------  ------------

Common shares issued. . . . . . . . . . . . . . . . . . . . .   3,103,375     3,103       811,615                    814,718
for consulting services

Common shares issued. . . . . . . . . . . . . . . . . . . . .     600,000       600       119,400                    120,000
in Conversion of Accounts Payable

Common shares issued. . . . . . . . . . . . . . . . . . . . .     136,917       137        31,138                     31,275
for Software Research & Development

Charge for prepaid Stock Compensation                                                                              1,258,045

Accumulated Other Comprehensive losses, net of tax                                                    (386,000)     (386,000)
Net unrealized gains (losses) on marketable equity securities

Net loss for the period                                                                             (1,912,721)   (1,912,721)
                                                               -----------  --------  -----------  -----------  ------------

Balance, June 30, 2001    . . . . . . . . . . . . . . . . . . $27,649,108   $27,649   $10,898,357 $(11,130,553)   $ (204,547)

Common shares issued
for consulting services . . . . . . . . . . . . . . . . . . .   2,069,212     2,069       285,757                    287,826

Common shares issued
in Conversion of Convertible Debentures . . . . . . . . . . .     280,000       280       139,720                    140,000

Common shares issued
For Cash                                                          928,572       929        64,071                     65,000

Prepaid Stock Compensation issued during the period                                                                  (41,877)

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                           (6,000)       (6,000)

Net loss for the period                                                                               (727,599)     (727,599)
                                                               -----------  --------  -----------  -----------  -------------

Balance, September 30, 2001. . . . . . . . . . . . . . . . . . 30,926,892    30,927    11,387,905  (11,864,152)     (487,197)
                                                               ===========  ========  ============  ===========  ============

See accompanying notes to the financial statements


                                            E-REX, INC.
                                     STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                            NINE MONTHS   NINE MONTHS
                                                               ENDED         ENDED
CASH FLOWS FROM (FOR)                                         30-SEP        30-SEP
OPERATING ACTIVITIES                                           2001          2000
--------------------                                        ------------  -----------

Net (Loss).        . . . . . . . . . . . . . . . . . . . .  $(2,640,320)  $(5,394,288)
                                                            ------------  ------------
Adjustments to reconcile net loss to
to net cash provided by
operating activities:

Stock issued for Services. . . . . . . . . . . . . . . . .    1,060,242     4,910,113
Stock Issued for Research & Development. . . . . . . . . .       31,275       124,595
Stock Issued in conversion of Accts Payable                     120,000             -
Amortization of stock issued for services in prior period.    1,258,470             -
Depreciation expense . . . . . . . . . . . . . . . . . . .       24,761             -
(Increase) Decrease in
  Accounts receivable. . . . . . . . . . . . . . . . . . .       13,632        (7,524)
  Accounts receivable from related parties . . . . . . . .       (2,857)            -
  Prepaid professional Fees and Expenses . . . . . . . . .      (30,906)            -
Increase (Decrease) in
  Accounts payable . . . . . . . . . . . . . . . . . . . .       (2,189)            -
  Accrued liabilities. . . . . . . . . . . . . . . . . . .        8,016       125,624
  Accrued Bond Interest. . . . . . . . . . . . . . . . . .       16,054             -
  Work In Progress Deposits. . . . . . . . . . . . . . . .       26,623             -
  Deposits & Retainers . . . . . . . . . . . . . . . . . .            -             -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .            -           207
                                                            ------------  ------------

Total adjustments to net income (loss) . . . . . . . . . .    2,527,499     5,153,015

Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . .     (112,821)     (241,273)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITES
---------------------

Divedepot.com stock received in payment of AR. . . . . . .       (2,000)            -
Purchase of furniture, Equipment & Software                     (37,570)      (43,914)
                                                            ------------  ------------
Net cash flows provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . .      (39,570)      (43,914)

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
----------------------

Proceeds from loan from related party. . . . . . . . . . .       81,785       480,232
Proceeds from issuance of stock. . . . . . . . . . . . . .       65,000       249,000
Payment on loan. . . . . . . . . . . . . . . . . . . . . .            -      (314,000)
Purchase of treasury stock . . . . . . . . . . . . . . . .            -      (150,000)
                                                            ------------  ------------

Net cash provided by financing activities. . . . . . . . .      146,785       265,232
                                                            ------------  ------------

CASH RECONCILIATION
-------------------

Net decrease in cash.            . . . . . . . . . . . . .       (5,606)      (19,955)
Cash at beginning of period. . . . . . . . . . . . . . . .       19,948        22,006
                                                            ------------  ------------

CASH BALANCE AT END OF PERIOD. . . . . . . . . . . . . . .  $    14,342   $     2,051
-------------------------------                             ============  ============

See accompanying notes to the financial statements


                                   E-REX, INC.
                                   FORM 10-QSB

                                    NOTES TO
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

Revenue Recognition -The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Fees for certain monthly services, including certain portions of networking, web hosting, and e-mail services, are variable based on an objectively determinable factor such as usage. Such factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or subject to adjustment during the initial term of the arrangement.

The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

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

Maintenance and repairs are charged to expense as incurred; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income. No depreciation is recorded on property and plant left idle.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities which are available-for-sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity.

Realized gains and losses are determined on the basis of specific identification. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Non-marketable securities-The Company accounts for investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, under the cost method of accounting. Additionally, certain securities are restricted and are not transferable.

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of September 30, 2001, such investments were recorded at the lower of cost or estimated net realizable value.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At Sept 30, 2001, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At September 30, 2001 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     Development  Stage  Company:

During the year 2000, the Company's management determined that the Company is no longer in the development stage. It continues to develop computer hardware and software components, but has added the service of internet web hosting, design and consulting as part of its current and ongoing operations.

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 2001, and the company continues to use, rather than provide, working capital for the development of computer hardware and software. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain. The Company continues this development and has now started operations in the Internet web hosting, design and consulting industry.

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
     Net  (Loss)                    $   (230,954)                $   (616,086)

6.     Litigation:

On August 4, 2000, Crusader Capital Group, Inc. filed a complaint against the company in civil action number CV-N-411-DWH-RAM in the United States District Court for the district of Nevada. A settlement agreement has been reached and the Company has issued a total of 166,667 shares of restricted common stock that was delivered to Crusader Capital Group, Inc. in conjunction with the final settlement agreement.

In January, 2000 the Board of Directors resolved to settle a British Columbia Supreme Court action brought against the Company for an unpaid vendor bill for $25,000.00. The Company also accepted from the same vendor a return of 50,000 shares of the Company stock that the vendor held.



7.     Related  Party  Transactions:

On September 1, 2000 the Company completed the purchase of assets from Webulate LLC. The assets include software, equipment and stock in DiveDepot.Com, Inc. The transaction was completed with $40,000 in cash and $200,000 in Convertible Debenture Bonds for a total value of $240,000. The President of the Company, Mr. Dilley, is also on the Board of Directors of DiveDepot.Com, Inc.

The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI will serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chairman of the Company, Donald A. Mitchell, also controls IIBI. Pursuant to the agreement, IIBI receives $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum to this agreement, IIBI was directed on the Company's behalf to execute the following:
Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockbroker Relations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock. On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of an outstanding debt of $120,000. This service agreement was terminated by mutual agreement on June 30, 2001.

At Sept 30, 2001 the Company has an amount of $94,898 outstanding to ("IIBI") for services that is comprised of $10,548 in interest accrued on the demand loan payable to ("IIBI") and $84,350 for management related services.

The Company entered into an agreement on September 11, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI provides the company with a credit line financing on a demand basis with interest accruing at prime rate plus 4%. This loan has a balance of $380,439 and $298,654 at September 30,2001 and December 31, 2000 respectively.

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

On June 12, 2001 the Company issued 85,714 shares of common stock to Jeffrey Harvey, a director and officer, for legal services valued at $36,857, and 162,857 shares of common stock to Carl Dilley, for management services valued at $70,029, and 115, 000 shares of common stock to Brian Lebrecht, the attorney for the corporation, for legal services valued at $49,450. The issuances were registered on Form S-8.

On August 13, 2001 the Company issued 166,667 shares of common stock to Jeffrey Harvey, a director and officer, for legal services valued at $26,667, and 279,167 shares of common stock to Carl Dilley, for management services valued at $70,029, and 250,000 shares of common stock to Brian Lebrecht, the attorney for the corporation, for legal services valued at $40,000. The issuances were registered on Form S-8.

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

8.     Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures mature July 1, 2002 are convertible anytime at the holders option on the basis of 1 common share for each $.50 of debenture par value converted. The debentures accrue interest at the rate of 10% per annum. On August 1, 2001 $140,000 principal of convertible debentures was converted to 280,000 common shares of E-rex, Inc.

9.     Stockholders'  Equity:

Refer  to  Footnote  7  with  regard  to  equity  changes  with related parties.

On November 20, 2000, the board of directors declared 1,096,670 restricted common shares to be issued, a value of $449,537, for the purpose of settling with shareholders that had asserted that the Company had originally issued the shareholders stock that was stated to be free trading shares. The shares were issued under a Regulation D section 144 filing. In addition to the shares issued were 3,290,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 that expire on November 21, 2002. The Company's management disagreed with the assertion, but decided to settle with the relevant shareholders through the issuance of additional shares and options as noted above. As noted in Footnote 6, Crusader Capital Group, Inc., accepted as settlement the 166,667 shares, which have been issued and accounted for.

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

On February 22, 2001 the board of Directors issued 223,529 free trading shares under Regulation S in exchange for services valued at $44,706.

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

Per a one year investor relations contract dated March 23, 2000, 6,000,000 shares of stock were issued to Stockbroker Relations, Inc. At December 31, 2000 an unexpensed balance of $1,258,045 in prepaid stock compensation for services was carried in the equity of the company. This amount was expensed during the first quarter of 2000 and subsequently removed from the stockholders equity of the company.

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

On May 1st, 2001 the board of Directors issued 1,100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $209,000. The agreement requires a further 100,000 restricted shares to be issued on the first of every month for the next 5 months of the agreement. Under terms of the 6 month agreement Big Apple Consulting
U.S.A., Inc. will provide stock broker relations services to the company including, direct broker promotion, investor relations including conference calls, and investor lead management. In addition to the compensation provided for the agreement, throughout the term of this Agreement, Big Apple shall be eligible to receive a bonus in the form of callable warrants based on its performance in the 90 day period beginning on the Effective Date and in each 90 day period thereafter (each, a "Bonus Period"). Big Apple's eligibility to
                                     ------------
receive warrants, if any, shall be based on the Average Closing Share Bid Price (the "ACSBP") for the twenty-one (21) trading days ending on the last day of
       -----
each Bonus Period. The number of warrants, if any, to be issued to Promoter for a Bonus Period shall be determined as follows:

If the ACSBP equals or exceeds:     Promoter shall receive:      Exercisable at:
------------------------------      ----------------------       --------------

     $0.25  per  share                    175,000              $0.17  per  share
     $0.40  per  share                    100,000              $0.25  per  share
     $0.50  per  share                    100,000              $0.40  per  share

On August 23, 2001 E-Rex, Inc. terminated the services and marketing agreements with Big Apple Consulting U.S.A., Inc. for breach of contract.

On May 1st the board of Directors issued 100,000 free trading shares under Regulation S to Jeffrey Harvey, a director and officer, under Regulation S in exchange for legal services valued at $20,000.

On May 25th the board of Directors issued 195,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for marketing services valued at $39,000. Under terms of the 6 month agreement Big Apple Consulting U.S.A., Inc. will provide marketing services to the company in order to introduce the Dragonfly product into the Northern European Market. The services rendered will include a market study and analysis, introduction to major wireless and other telecom entities that may have an interest in purchasing, distributing manufacturing the Dragonfly. The agreement calls for the payment of pre-approved expenses and a 5% commission on sales effected by the consultant. This agreement was terminated on August 23, 2001.

On June 1st, 2001 the board of Directors issued 100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $20,000 as part of the services agreement executed May 1, 2001.

On June 12th, 2001 the board of Directors issued 85,714 free trading shares under Regulation S to Jeffrey Harvey, a director and officer, under Regulation S in exchange for legal services valued at $36,857.

On June 12th, 2001 the board of Directors issued 162,857 free trading shares under Regulation S to Carl Dilley, an employee, director and officer, under Regulation S in exchange for management services valued at $70,029.

On June 12th, 2001 the board of Directors issued 173,824 free trading shares under Regulation S in exchange for legal services valued at $74,744.

On June 12th, 2001 the board of Directors issued 70,000 free trading shares under Regulation S in exchange for accounting services valued at $30,100.

On June 12th, 2001 the board of Directors issued 154,286 free trading shares under Regulation S in exchange for marketing services valued at $66,343.

On June 12th, 2001 the board of Directors issued 171,429 free trading shares under Regulation S in exchange for web site development and R & D software services valued at $73,714.

On July 30th, 2001 the board of Directors issued 200,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $38,000 as part of the services agreement executed May 1, 2001.

On August 7th, 2001 the board of Directors issued 40,000 restricted shares under Regulation S in exchange for advisory board member services valued at $66,343.

On August 13th, 2001 the board of Directors issued 279,167 free trading shares to Carl Dilley, an employee, director and officer, under Regulation S in exchange for management services valued at $44,667.

On August 13th, 2001 the board of Directors issued 166,667 free trading shares to Donald Mitchell, a director, under Regulation S in exchange for management services valued at $26,667.

On August 13th, 2001 the board of Directors issued 166,667 free trading shares to Jeffrey Harvey, a director, under Regulation S in exchange for management services valued at $26,667.

On August 13th, 2001 the board of Directors issued 467,187 free trading shares under Regulation S in exchange for marketing and web site design services valued at $74,750.

On August 13th, 2001 the board of Directors issued 107,812 free trading shares under Regulation S in exchange for legal services valued at $40,000.

On August 14th, 2001 the board of Directors issued 280,000 free trading shares in conversion of the principle amount of $140,000 in convertible debentures.

On September 9th, 2001 the board of Directors issued 928,572 restricted shares to Mr. Terry Shores for $65,000 in cash.

On September 28th, 2001 the board of Directors issued 499,524 free trading shares under Regulation S in exchange for marketing and stock exchange listing services valued at $29,476.

10.     Other  Agreements

On March 1, 2001 the Company entered into an engagement agreement with Riotech, LLC to provide internet website development, on-line marketing services, e-commerce services and back office systems services to third-party clients of the Company. Under the terms of this 24-month agreement, Riotech, LLC will be compensated at the rate of 70% of the gross amount of any services provided to end customers of the Company. Riotech will manage and provide project managers and development staff on an exclusive basis for all projects undertaken during the term of the agreement, and will also supply 300 hours of work towards the development of the Company's proprietary websites and systems.

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

On August 2, 2001 the company entered into an agreement with Steve Marinkovich to act as a Senior Technology and Network Systems Consultant for Erex and assist them with the following: Designing their network architecture for wireless data flow to and from mobile Dragonfly units to Erex hosted back-end or customer centric systems as required. Designing and recommending complete "end-to-end" solutions where Erex fully hosts the connectivity and back-end systems for Dragonfly connectivity and document transfer, hosts a wireless gateway to the Internet and a customer's back-end system or provides recommendation on software that allows customers to host in-house systems for data transfer. Recommend software required to create the "end-to-end" solutions for each of the transmission scenarios above. This will include mobile software, as well as any required backend, middleware, transaction, and portal server software. Recommend a Security Infrastructure for their network as well as security options for secure data transmission from the Dragonfly. Assist Erex in choosing the necessary hardware infrastructure components and suitable configurations. Assist Erex in providing technical explanations to its customers and investors regarding the potential uses of the Dragonfly and the Erex network as required.

11.     Concentrations  of  risk:

Other than capital financing, the Company relies principally on operating revenue from internet web hosting, design, and consulting services. Development of computer hardware and software products continues, but is not funded by the Company's current operations.

12.     Required  Cash  Flow  Disclosure:

The Company had no interest income and income taxes paid for the nine-month period ending September 30, 2001.

For the nine months ending September 30, 2001, the Company entered into agreements for non-cash exchanges of stock for services totaling $1,102,545.

For the nine months ending September 30, 2001, the Company entered into agreements for non-cash exchanges of free trading shares of stock for software research and development valued at $31,275.

For the nine months ending September 30, 2001, the Company converted $140,000 principle of convertible debentures to 280,000 free trading common shares of E-rex, Inc.

For the nine months ending September 30, 2001, the Company entered into agreements for non-cash exchanges of stock for accounts payable satisfaction totaling $120,000.

For the nine months ending September 30, 2001, the Company issued stock for cash totaling $65,000.

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $727,599 for the three month period ended September 30, 2001, as compared to $2,219,832 for the three month period ended September 30, 2000, and losses of $2,640,320 for the nine month period ended September 30, 2001. The reduction in losses for this quarter as compared to the same quarter of last year is due primarily to the reduction in general and administrative expenses associated with restructuring and changing management. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

     The Company intends to pursue its business plan and meet its reporting requirements utilizing cash made available from the private and future public sale of its securities as well as income for the Internet consulting division of the Company. The Company's management is aggressively pursuing relationships and markets for this division and is of the opinion that revenues from the sales of its securities will be sufficient to pay its expenses until its business operations create positive cash flow. The Company does not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act reporting requirements.

     On a long-term basis, the Company's liquidity is dependent on revenue generation, additional infusions of capital and potential debt financing. Company management believes that additional capital and debt financing in the short term will allow it to pursue its business plan and thereafter result in revenue and greater liquidity in the long term. However, we currently have no arrangements for such financing and there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

Revenue

     The Company's total revenue for the three month period ended September 30, 2001 was $31,972 all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $28,571, resulting in gross profit of $3,401 for the three month period. The Company reported revenues of $7,524 for the same period in 2000. The company reported revenue of $35,976 for the year ended December 31, 2000 and did not have any revenues for the years ended December 31, 1999 and 1998.

     The Company's total revenue for the nine month period ended September 30, 2001 was $69,489, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $66,321, resulting in gross profit of $3,168. The Company reported revenues of $7,526 for the same period in 2000.

General  and  Administrative

     The Company's general and administrative expenses totaled $652,574 for the three month period ended September 30, 2001, as compared to $2,227,356 for the three month period ended September 30, 2000. Of the total general and administrative expenses, $287,826 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. The substantial decline in operating expenses in the period ended September 2001 is due to final amortizing of accrued management fees expenses in the first quarter of 2001 in the amount of $1,258,045. These fees were related to the restructuring of the management team in early 2000 and are non-recurring. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $63,295 in research and development expenses related to its Dragonfly product. No research and development expenses were recorded in the three month period ended September 30, 2000.

     The Company's general and administrative expenses totaled $2,462,981 for the nine month period September 30, 2001. Of the total general and administrative expenses, $1,102,544 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $134,484 in research and development expenses related to its Dragonfly product for the period.

Net  Losses

     Net losses for the three month period ended September 30, 2001 were $727,599 as compared to $2,219,832 for the three month period ended September 30, 2000, as a result of the change in general and administrative expenses as described above. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share for the quarter, based on a weighted average number of shares of 28,891,903 was $0.03 per share, compared with the loss per share of $0.12 based on a weighted average number of shares of 18,607,310 for the quarter ended September 30, 2000.

     Net losses for the nine months ended September 30, 2001 were $2,640,320. The loss per share, based on a weighted average number of shares of 26,447,106 was $0.10 per share, compared with the loss per share of $0.29 based on a weighted average number of shares of 18,607,310 for the period ended September 30, 2000.

Liquidity  and  Capital  Requirements

     The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Working capital has been primarily obtained through the private placement of common stock. The web design and hosting business of the Company is in its infancy and is a minor part of the overall business. It is not expected that revenues from this area of the business will be sufficient in the near term to fund ongoing operations and development and the bringing to market of the Dragonfly.

     The Company's plans for manufacturing, sales and distribution of the Dragonfly are focused on establishing an OEM licensing agreement with one or more electronics manufacturers who have the available resources and wholesale and retail distribution channels to satisfactorily bring the product to market. The Company will therefore need available capital to complete the Dragonfly prototypes estimated at approximately $125,000 and an estimated additional $325,000 for product testing, packaging and consumer research prior to manufacturing. Capital to promote the product and accomplish the sales and marketing to the OEM entities is estimated at $1,000,000 over the next 12 months. Head office and corporate operations including salaries, rent, miscellaneous office expenses, investor relations, legal and accounting for the next 12 months is estimated at $650,000. The total capital requirement is therefore estimated at $2,100,000.

     It is anticipated that equity line from Swartz Private Equity, LLC, will be sufficient to meet those needs, however, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future. In addition, the Swartz line of credit can only be utilized by the Company upon the effectiveness of this registration statement with the SEC, and then only if certain conditions are met and certain conditions precedent exist. It is possible that the company may not have sufficient capital to meet its short term requirements prior to the funding from the Swartz equity line becoming available and there is the potential due to market conditions that the amount of funding available under the Swartz financing agreement may be limited and not necessarily cover all operating and research and development expenses. The Company may also raise additional operating capital through other equity and/or debt offerings. However there can be no assurances that it will be successful in its endeavors.

     The Company received no proceeds from loans and cash from the issuance of stock of $65,000 for the quarter ended September 30, 2001 resulting in net cash provided by financing activities of $65,000. The Company received proceeds from loans of $81,785 during the nine month period ended September 30, 2001 resulting in net cash provided by financing activities of $146,875.

     The Company invested $31,275.00 in development of an on-line ordering system for the fast food franchise industry during the nine months ended September 30, 2001.

                                    PART II

ITEM  1          LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on May 18, 2001.

     On August 4, 2000, Crusader Capital Group, Inc. filed a complaint against the company in civil action number CV-N-411-DWH-RAM in the United States District Court for the district of Nevada. A final settlement agreement has been reached and the Company has issued a total of 166,667 shares of restricted common stock that was delivered to Crusader Capital Group, Inc. in conjunction with the final settlement agreement.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In July 2001, the Company issued 200,000 shares of common stock, restricted in accordance with Rule 144, to Big Apple Consulting U.S.A., Inc. as consideration under the Business Development Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In August 2001, the Company issued 20,000 shares of common stock, restricted in accordance with Rule 144, to each of M. Balduzzi and A. Balduzzi as consideration under a services agreement. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In August 2001, the Company issued 280,000 shares of common stock, restricted in accordance with Rule 144, to Frank Horwich as consideration for the conversion of debt. The issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

     In September 2001, the Company issued 928,572 shares of common stock, restricted in accordance with Rule 144, to Terry Shores as consideration under a settlement agreement. The issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of stockholders on September 7, 2001. Proxies were solicited from the shareholders.

     Three individuals were elected to the Company's Board of Directors, namely Carl E. Dilley, Jeffrey M. Harvey, and Donald A. Mitchell, all three of which were Directors of the Company prior to the meeting. The results of the voting were as follows:

Director . . . . .     Votes For      Votes Against       Votes Withheld
Carl E. Dilley . .     15,619,176                 0            2,301,816
Jeffrey M. Harvey.     15,619,176                 0            2,301,816
Donald A. Mitchell     15,619,176                 0            2,301,816


     The other matters on which the shareholders voted, and the results of voting, were:

     (i)     To  approve  the  E-Rex,  Inc.  2001  Stock  Option  Plan.

                       Votes For      Votes Against       Votes Withheld
                       8,136,519          2,541,756              104,050

     (ii) To ratify the appointment of Perez-Abreu, Aguerrebere, Sueiro, LLC as independent auditors of the Company for the fiscal year ending December 31, 2001.

                       Votes For      Votes Against       Votes Withheld
                      15,809,175          1,958,667              153,150

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


Dated:  November  12,  2001                       E-Rex,  Inc.


                                                  /s/  Carl  E.  Dilley
                                                  ______________________________

                                                  By:  Carl  E.  Dilley

                                                  Its:  President  and
                                                        Chief  Financial Officer