Form 10QSB/A
period 2000-09-30
E REX INC
filed 2002-03-28
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 SECOND AMENDED
                                  FORM 10-QSB/A


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2000, there were 22,400,883 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X
                                              -----

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, E-Rex, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended September 30, 2000, and was originally filed with the Commission on November 20, 2000, and was amended on March 22, 2001. References throughout this Quarterly Statement are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                           AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999.
                                                    (A Development Stage Company)


                                                              ASSETS
                                                              ------

                                                                                                       SEPTEMBER 30     DECEMBER 31
                                                                                                           2000            1999
                                                                                                          -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                        2,051        22,006
Accounts receivable                                                                                         7,524             -
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $     9,575   $    22,006
                                                                                                      ------------  ------------


OTHER ASSETS
------------

Furniture and equipment                                                                               $    21,855   $     4,937
Software                                                                                              $    67,060   $         -
Less: accumulated depreciation                                                                        $      (207)  $    (2,896)
Investment in Ultimate Franchise Systems, Inc.                                                        $   200,000   $         -
Investment in DiveDepot.Com, Inc.                                                                     $       100   $         -
                                                                                                      ------------  ------------
     Total Other Assets                                                                               $   288,808   $     2,041
                                                                                                      ------------  ------------

TOTAL ASSETS                                                                                          $   298,383   $    24,047
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' DEFECIT
                                                   --------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          140,184        82,075
Accrued management fee payable                                                                             60,000             -
Accrued wages and salaries payable                                                                         13,465             -
Loan payable                                                                                                    -         6,450
Stock payable                                                                                             280,800             -
Demand note payable                                                                                        25,781             -
Other accrued liabilities                                                                                     500             -
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $   520,730   $    88,525
                                                                                                      ------------  ------------

LONG TERM LIABILITIES
---------------------

Long term debt                                                                                            220,000             -
Other long term liabilities                                                                               147,232             -
                                                                                                      ------------  ------------

     Total long term liabilities                                                                      $   367,232   $         -
                                                                                                      ------------  ------------

TOTAL LIABILITIES                                                                                     $   887,962   $    88,525
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' EQUITY
                                                            --------------------


STOCKHOLDERS' EQUITY
----------------------

Common stock, $.001 par value, 100,000,000 authorized,                                                     22,401        15,702
  22,400,883 and 15,701,832 shares issued
  and outstanding respectively.
Accrued stock compensation                                                                             (3,138,045)            -
Additional paid in capital                                                                              9,360,034       708,799
Defecit accumulated during the development stage                                                       (6,484,069)     (788,979)
Accumulated other loses                                                                                  (349,900)            -

     Total stockholders' Equity                                                                       $  (589,579)  $   (64,478)
                                                                                                      ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $   298,383   $    24,047
                                                                                                      ============  ============

See accompanying notes to the financial statements


                                                      E-REX, INC.
                                               STATEMENT OF OPERATIONS
                               FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
                                  THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
                               FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2000
                                             (A Development Stage Company)

                                                     THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                         ENDED         ENDED          ENDED         ENDED
                                                        30-SEP         30-SEP        30-SEP        30-SEP          FROM
                                                         2000           1999          2000          1999         INCEPTION
                                                     -----------   ------------  ------------  --------------   -----------

REVENUE
-------
  Operating Revenue                                  $     7,524   $         -   $     7,524   $          -      $    7,524
                                                     ------------  ------------  ------------  --------------    -----------
   Total revenue                                           7,524             -         7,524              -           7,524
                                                     ============  ============  ============  ==============    ===========

EXPENSES
--------

  General and administrative                           2,509,422       122,115     5,702,614        426,453       6,613,758
   Research and development costs                                            -             -              -               -
                                                     ------------  ------------  ------------  --------------    -----------

Total expenses and adjustments                         2,509,422       122,115     5,702,614        426,453       6,631,758
                                                     ------------  ------------  ------------  --------------    -----------

LOSS FROM OPERATIONS                                  (2,501,898)     (122,115)   (5,695,090)      (426,453)     (6,606,234)
--------------------

OTHER INCOME
------------

Interest income                                                -             -             -              -           1,439
Recovery from lawsuit                                          -             -             -              -          120,726
                                                     ------------  ------------  ------------  --------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    $(2,501,898)  $  (122,115)  $(5,695,090)   $  (426,453)     $(6,484,069)
---------------------------------
Income Taxes                                                   -             -             -         (1,463)               -
                                                     ------------  ------------  ------------  --------------    -----------

NET INCOME (LOSS)                                    $(2,501,898)  $  (122,115)  $(5,695,090)   $  (427,916)     $(6,484,069)
-----------------                                    ============  ============  ============  ==============    ===========

Weighted average
Number of shares                                      18,607,310    15,231,832    18,607,310     15,331,832

Basic and diluted EPS                                $     (0.13)  $     (0.01)  $     (0.31)  $      (0.03)


                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2000
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645


Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782       324,543       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services                                  9,386,667       9,387                    8,069,547                   8,078,934

Accrued
stock compensation                                                      (3,138,045)                               (3,138,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000


Common share purchased
as treasury stock and retired                (6,977,616)     (6,978)                    (143,022)                   (150,000)

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (349,900)

Net loss for the period                                                                             (5,695,090)   (5,695,090)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, September 30, 2000                  22,400,883    $ 22,401     (3,138,045)    9,360,034    (6,484,069)     (589,579)
                                             ===========    ========   ============   ===========   ===========   ===========

See accompanying notes to the financial statements



                                                      E-REX, INC.
                                               STATEMENT OF CASH FLOWS
                               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
                                  THE TWELVE MONTHS ENDING DECEMBER 31, 1999 AND
                               FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2000
                                             (A Development Stage Company)

                                                      NINE MONTHS   NINE MONTHS   TWELVE MONTHS    FROM
                                                         ENDED         ENDED          ENDED      INCEPTION
                                                        30-SEP         30-SEP        31-DEC         TO
                                                         2000           1999          1999         DATE
                                                     -----------   ------------  ------------  --------------

CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
---------------------

Net income (Loss)                                     (5,695,090)     (427,916)     (464,436)    (6,484,069)

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Stock issued for research and
  development expense                                    124,595                                    124,595
Stock issued for services                              4,816,294        25,072       128,608      5,006,970
Depreciation                                              (2,863)                                    (2,863)
Warrants issued for Services                             280,800                                    280,800
Increase (decrease) receivables                            7,524                                      7,524
Increase (decrease) accrued expenses                     125,624        97,851        71,940        191,232
Other                                                          0        14,940        29,014         29,014
                                                     ------------  ------------  ------------  --------------

Total adjustments to net loss                        $ 5,351,974   $   137,863   $   229,562   $  5,637,272
                                                     ------------  ------------  ------------  --------------
Net cash provided by (used in)
operating activities                                    (343,116)     (290,053)     (234,874)      (846,797)
                                                     ------------  ------------  ------------  --------------
CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
---------------------

Purchase of equipment                                    (21,281)                                   (21,281)
Purchase of furniture                                     (5,511)       (2,403)                      (5,511)
Purchase of Software                                     (22,060)                                   (22,060)
                                                     ------------  ------------  ------------  --------------
Net cash provided in (used in)
investing activities                                     (48,852)       (2,403)            -        (48,852)
                                                     ------------  ------------  ------------  --------------


CASH FLOWS FROM (FOR
FINANCING ACTIVITIES
--------------------

Purchase of treasury stock                              (150,000)                                  (150,000)
Proceeds of Conv Debt Issue                               20,000                                     20,000
Proceeds from loan                                       487,013                                    487,013
Payment on loan                                         (314,000)                                  (314,000)
Proceeds from issuance of stock                          329,000       121,666        80,833        854,687
                                                        ------------  ------------  ------------  --------------
Net cash provided by (used in)
 financing activities                                    372,013       121,666        80,833        897,700
                                                        ------------  ------------  ------------  --------------

CASH RECONCILIATION
-------------------

Net increase (decrease) in cash                          (19,955)     (170,790)     (154,041)         2,051
Beginning cash balance                                    22,006       176,047       176,047              0
                                                     ------------  ------------  ------------  --------------

CASH BALANCE AT END OF PERIOD                        $     2,051   $     5,257   $    22,006   $      2,051
---------------------------------                    ============  ============  ============  ==============

See accompanying notes to the financial statements

                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

Revenue Recognition - The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Fees for certain monthly services, including certain portions of networking, web hosting, and e-mail services, are variable based on an objectively determinable factor such as usage. Such factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or subject to adjustment during the initial term of the arrangement.

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

Non-marketable securities - The Company accounts for investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, under the cost method of accounting. Additionally, certain securities are restricted and are not transferable.

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of September 30, 2000, such investments were recorded at the lower of cost or estimated net realizable value.

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

E-Rex has entered into an investment agreement with Swartz Private Equity, LLC to raise up to $15 million through a series of sales of our common stock. The dollar amount of each sale is limited by our common stock's price, trading volume, and a minimum period of time that must elapse between each sale. Each sale will be to Swartz. In turn, Swartz will either hold our stock in its own portfolio, sell our stock in the open market, or place our stock through negotiated transactions with other investors. This prospectus covers the resale of our stock by Swartz either in the open market or to other investors. The investment agreement provides, in summary:

From time to time at our request, Swartz will purchase from us that number of shares of our common stock equal to 15% of the number of shares traded in the market in the 20 business days immediately before the date of the requested purchase, excluding certain block trades, or 15% of the number of shares traded in the 20 business days preceding the date of our advance notice of our put right, excluding certain block trades, whichever is less;

The purchase price per share is the lesser of 91% of the lowest closing bid price per share during the 20 Business days after our request, or that closing bid price minus $0.075, but in no event will the purchase price be less than the minimum price we select in our sole discretion; Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000;

We may make additional requests at intervals of approximately 30 days; as a commitment fee, we granted to Swartz commitment warrants to purchase 2,700,000 shares of our common stock, which warrants can be exercised at $0.041 per share (subject to potential future adjustment) through September 22, 2007.

The commitment warrants exercise price is reset to the lowest closing price of our common stock during the five trading days ending on the six month anniversary of the warrant issuance date, if the lowest price is lower than the then-current exercise price; Swartz can only exercise its commitment warrants to the extent that, after exercise, Swartz does not own more than 4.99% of our outstanding shares; the commitment warrants are subject to antidilution provisions, in the case of stock splits.

Our agreement with Swartz is not a convertible debenture, convertible preferred stock, or similar type of investment instrument. In addition, we are not borrowing from Swartz as with a conventional cash line of credit. Rather, subject to the limitations set forth above, our agreement with Swartz permits us to decide, in our sole discretion (subject to penalties for non-use), whether and the extent to which we wish to require that Swartz purchase our stock. Until our registration statement is declared effective, we have no plans to sell shares to Swartz, and we are currently in compliance with the terms of the investment agreement.

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

                                                          Inception
                      Jan. 1, 1999                        (8/26/86)
                      To Feb. 20,                        To Dec. 31,
                         1999                               1999
                      ___________                        ___________
   Revenues           $    --                            $   --
   Net  (Loss)        $(230,954)                         $(616,086)

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

In February 2002, the Company was served with a lawsuit brought by a group of ten (10) plaintiffs, namely Carol Gamble Trust 86, June L. Blackwell, June L. Blackwell and Christopher Ford, as joint tenants, Terry Shores, Steve Rigg, Karl Weinacker, Ressoyia Anderson, Mel Goodman, Slawomir Kownacki, and John
Bussjeager, in the United States District Court, District of Nevada. The defendants in the action are the Company, its Board of Directors, a former
Director,  the  Company's  legal  counsel,  and  two  corporate  entities.

The Complaint alleges, among other things, that the plaintiffs are shareholders of the Company, that they acquired stock of the Company based on misrepresentations, that management of the Company misappropriated assets of the Company, and further alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Complaint requests an unspecified amount of damages, that the Board of Directors and officers of the Company be removed, and that a receiver or custodian be appointed to operate the business, as well as a judicial determination that the action be maintained as a class action. A hearing has been set for March 7, 2002, on plaintiff's motion for appointment of a receiver and/or custodian, or in the alternative for call of a special meeting of shareholders.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

7.     Related  Party  Transactions:

The Company made two investments during the period. The first investment was in Ultimate Franchise Systems, Inc. in an exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $200,000.00 reflecting the closing market price of the stock at as of Sept 30, 2000.

DiveDepot.Com, Inc has restated it's earnings for this period reflecting a substantial write off of it's investment in internet related projects resulting in negative shareholders equity as of Sept 30, 2000. DiveDepot.com, Inc is not publicly traded and therefore the company has written down the value of the investment in DiveDepot.Com, Inc. to $100.00 reflecting the par value of the stock at as of Sept 30, 2000.

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $349,900.00 for the period ending Sept 30, 2000. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

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

700,000 options were issued to Corporate Service Providers Inc. for the purpose of providing investment banking services to the company. Terms as per corporate resolution dated 8/1/00 as follows:

-  Exercisable  at  $1.00  during  the  1st  12  months from date of issue.
-  Exercisable  at  $1.50  during  the  2nd  12  months  from  date  of  issue.
- Options are callable with a 21 day notification by the company if the stock trades for 20 consecutive business days at a 50% premium to the exercise price.

E-Rex has entered into an investment financing agreement with Swartz private equity LLC. The agreement is subject to SEC approval and as part of this agreement the company has issued 900,000 warrants to acquire the common stock of E-Rex at the exercisable for seven (7) years at a price of $.50 per share. The agreement also provides for the repricing of these warrants as per the following formula:

The Exercise Price per share ("Exercise Price") shall initially equal (the "Initial Exercise Price") the lowest Closing Price for the five (5) trading days immediately preceding September 22, 2000, which is $0.50. If the lowest Closing
                                                   -----
Price of the Company's Common Stock for the five (5) trading days immediately preceding the date, if any, that Swartz Private Equity, LLC executes an Investment Agreement pursuant to the Letter of Agreement (the "Closing Market Price") is less than the Initial Exercise Price, the Exercise Price shall be reset to equal the Closing Market Price, or, if the Date of Exercise is more than six (6) months after the Date of Issuance, the Exercise Price shall be reset to equal the lesser of (i) the Exercise Price then in effect, or (ii) the "Lowest Reset Price," as that term is defined below. The Company shall calculate a "Reset Price" on each six-month anniversary date of the Date of Issuance which shall equal the lowest Closing Price of the Company's Common Stock for the five (5) trading days ending on such six-month anniversary date of the Date of Issuance. The "Lowest Reset Price" shall equal the lowest Reset Price determined on any six-month anniversary date of the Date of Issuance preceding the Date of Exercise, taking into account, as appropriate, any adjustments made pursuant to Section 5 hereof. Notwithstanding the above if all of the following are true on the date of an Exercise of this Warrant, then the Exercise Price with respect to that Exercise only shall be $.50 (subject to any adjustments required under Section 5 of this Warrant), notwithstanding any price resets that would otherwise apply pursuant to this Section 3: (A) the Company has not completed a reverse stock split anytime after the Date of Issuance through and including the date of such Exercise, (B) the lowest Closing Price of the Company's Common Stock for the five (5) trading days immediately preceding the date of such Exercise is $3.00 or greater.

For purposes hereof, the term "Closing Price" shall mean the closing price on the Nasdaq Small Cap Market, the National Market System ("NMS"), the New York Stock Exchange, or the O.T.C. Bulletin Board, or if no longer traded on the Nasdaq Small Cap Market, the National Market System ("NMS"), the New York Stock Exchange, or the O.T.C. Bulletin Board, the "Closing Price" shall equal the closing price on the principal national securities exchange or the over-the-counter system on which the Common Stock is so traded and, if not available, the mean of the high and low prices on the principal national securities exchange on which the Common Stock is so traded.

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

10.  Significant  Equity  Investments:

As of December 31, 2000 the company held an investment in Ultimate Franchise Systems Inc. comprising in excess of 20% of the company's total assets.

The condensed Balance Sheet and Earnings Statement for the year ended September 30, 2000 for Ultimate Franchise Systems, Inc. follows:



Ultimate Franchise Systems, Inc.
For the Year Ended Sep 30-2000
BALANCE SHEET
Assets
                                                Cash                                        148,072
                                                Other Current Assets                        698,497
                                                Total Current Assets                   $    846,569
                                                                                       -------------

                                                Other Assets                             10,484,315
Total assets                                                                           $ 11,330,884
                                                                                       -------------

Liabilities
                                                Current Liabilities                       2,336,870
                                                Other Liabilities                         2,772,108
                                                Total Liabilities                      $  5,108,978
                                                                                       -------------

                                                Redeemable common stock                     293,000
                                                Redeemable Series F preferred stock       2,468,750

Stockholders Equity
                                                Preferred Stock                             120,000
                                                Common Stock                             26,830,014
                                                Accumulated Deficit                     (22,885,674)
                                                Less: Stock sub receivable                 (687,500)
                                                Accumulated Other Comp Income (loss)         83,316
                                                Total Stockholders Equity                 3,460,156
                                                                                       -------------

Total Liabilities and Stockholders Equity. . .                                         $ 11,330,884

                                                INCOME STATEMENT

Revenue                                                                                   4,491,940

Operating Costs                                                                           6,434,978
Loss from Operations                                                                     (1,943,038)
                                                                                       -------------

Other Income (Expense)                                                                   (1,275,755)
Net Loss                                                                                ($3,218,793)

Weighted Average of common shares outstanding.                                           22,796,417
Net Loss per common share. . . . . . . . . . .                                               ($0.08)

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Investments  and  effect  on  Financial  Position.

The Company made two investments during the period. The first investment was in Ultimate Franchise Systems, Inc. in a non cash exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $200,000.00 reflecting the closing market price of the stock at as of Sept 30, 2000.

DiveDepot.Com, Inc has restated it's earnings for this period reflecting a substantial write off of it's investment in internet related projects resulting in negative shareholders equity as of Sept 30, 2000. DiveDepot.com, Inc is not publicly traded and therefore the company has written down the value of the investment in DiveDepot.Com, Inc. to $100.00 reflecting the par value of the stock at as of Sept 30, 2000.

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $349,900.00 for the period ending Sept 30, 2000. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

Results  of  Operations.

During the third quarter of this year, the company purchased the ISP assets and software of Webulate, LLC. With this acquisition, the company initiated activities in the E-Tech design division of the company. This division provides commercial web site design and consulting services to small business. For the three months ending September 30, 2000, the company had gross revenues of $7,524. For the three months ended September 30, 2000, the company had a net loss of $2,501,898. The Company had a depreciation expense of $207 and issued common stock valued at $913,384 for services for the three month period ended September 30, 2000. The Company had an increase in loan payable to private company of $52,232, an increase in accounts payable of $94,318, and an increase in management fees payable of $30,000.

General and administrative expenses were $2,509,422 and consisted primarily of accounting and legal of $50,275, rent of $1,737, wages of $55,426, management fees of $1,984,800, travel expenses of $7,729,office supplies of $383, for the three months ended September 30, 2000.

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

ITEM  1          LEGAL  PROCEEDINGS

     The only legal proceeding is a civil action filed by Crusader Capital Group, Inc. as discussed in Item #6 - Litigation.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended September 30, 2000, the Company issued in a series of private placements approximately 2,326,667 shares of restricted common stock at a average price of $.392 per share. These shares were issued in exchange for management services provided, and as part of a stock swap (share per share) with UFSI Corp.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the quarter.

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



Dated:  March  28,  2002                            E-Rex,  Inc.


                                                    /s/  Carl  E.  Dilley
                                                    ____________________________
                                                    By:  Carl  E.  Dilley
                                                    Its: President  and  Chief
                                                         Financial  Officer