Form 10KSB/A
period 2000-12-31
E REX INC
filed 2002-03-28
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                   FORM 10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its most recent fiscal year.       $35,976.

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

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, E-Rex, Inc. has restated its Annual Statement on Form 10-KSB. This Annual Statement is for the year ended December 31, 2000, and was originally filed with the Commission on May 18, 2001. References throughout this Annual Statement are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

                                                      PRICES
     YEAR     PERIOD                              HIGH      LOW
     ----     ------                              ----     ----
     2001     First  Quarter                      0.53     0.16

     2000     First  Quarter                      2.44     0.15
              Second  Quarter                     1.56     0.38
              Third  Quarter                      1.25     0.34
              Fourth  Quarter                     0.91     0.25

     1999     First  Quarter                      1.00     0.25
              Second  Quarter                     1.69     0.69
              Third  Quarter                      1.06     0.44
              Fourth  Quarter                     1.00     0.14

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

RESULTS  OF  OPERATIONS

     We had significant losses of $8,492,853 for the year ended December 31, 2000. We have funded losses by the sale of additional securities and the issuance of stock for services. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

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

General  and  Administrative

     The Company's general and administrative expenses totaled $8,350,075 for the year ended December 31, 2000, as compared to $464,436 for the previous year, an increase of over seventeen times. Of the total general and administrative expenses, $7,398,467, or 88.6%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $151,729 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the year ended December 31, 2000 were $8,492,853, as compared to $464,436 for the prior year, an increase of over 17 times. As described in General and Administrative, above, the primary component of the net loss was stock issued for services ($7,398,467). The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 18,841,966, was $0.45 per share, an increase of over ten times from the loss per share of $0.04 for the previous year.

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

     The Company received proceeds from the sale of common stock of $329,000.00 for the year ended December 31, 2000 resulting in net cash provided by financing activities of $517,654.00. The Company received proceeds from the sale of common stock of $80,833.00 for the year ended December 31, 1999 resulting in net cash provided by financing activities of $80,833.00.

     In an exchange of stock and services agreement with Ultimate Franchise Systems, Inc., the Company acquired securities valued at $400,000.00 for the twelve months ended December 31, 2000.

     The Company purchased fixed assets of $43,647.00 and as part of the acquisition of assets from Webulate, LLC for cash of $40,000 and $200,000 in convertible debentures the company acquired an investment in DiveDepot.Com, Inc. valued at $150,000.00 during the twelve months ended December 31, 2000. The President of the Company, Mr. Dilley, and a director, Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

     E-Rex,  Inc.

     Report  of  Gately  &  Associates,  LLC                             F-1

     Consolidated  Balance  Sheets  as  of  December  31,  2000          F-2

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

     Notes  to  the  Consolidated  Financial  Statements             F-6 to F-13

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




Name. . . . . . . .  Age  Position(s)
-------------------  ---  -----------------------------------------------------------------

Donald A.  Mitchell   67  Chairman of the Board  (2000)

Carl E. Dilley. . .   45  Chief Executive Officer, President, Secretary and Director (2000)

Jeffrey M.  Harvey.   29  Treasurer and Director  (2000)



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




                Name and Address of                 Amount and Nature of   Percent
                                                                           ------------
Title of Class  Beneficial Owner                    Beneficial Ownership   of Class (1)
--------------  ----------------------------------  ---------------------  ------------

                Chris Ford (2)
Common . . . .  9564 Karmont Avenue
Stock. . . . .  Southgate, CA  90280                           2,168,680           8.7%

                Paul Daoust
Common . . . .  8772 Hudson Street
Stock. . . . .  Vancouver, BC  Canada                          2,040,000           8.1%

Common . . . .  Mistral International, Limited
Stock. . . . .  Address Unknown                                2,040,000           8.1%

                Donald A. Mitchell
Common . . . .  2101 W. State Road 434, Suite 207
Stock. . . . .  Longwood, FL  32779                            2,124,700 (3)       8.4%

                Corporate Service Providers, Inc.
Common . . . .  207 Jasmine Lane                               1,400,000
Stock. . . . .  Longwood, FL  32779                                                5.6%

                Carl E. Dilley
Common . . . .  279 Atlantic Avenue                                                2.1%
Stock. . . . .  Sunnyisles Beach, FL  33160                      542,500 (3)

                Jeffrey M. Harvey
Common . . . .  5505 Bryan Street
Stock. . . . .  Dallas, TX  75206                                355,000 (3)       1.4%

                All Officers and Directors
                as a Group (5 Persons)                         3,022,200          11.8%


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

     10.1 (2) Amended and Restated Investment Agreement made as of the 8th day of March, 2001, by and between E-Rex, Inc. and Swartz Private Equity, LLC, which amends and restates the Investment Agreement between the parties dated on or about December 22, 2000.

__________
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB filed on September 13, 1999.

(2) Incorporated by reference from Registrant's Annual Report on Form 10-KSB filed on May 18, 2001.

     (B)    REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March  22,  2002          E-Rex,
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

                                                E-REX, INC.
                                               BALANCE SHEET
                               AS OF DECEMBER 30, 1999 AND DECEMBER 31, 2000
                                       (A Development Stage Company)

                                                   ASSETS
                                                   ------

CURRENT  ASSETS                                                 DEC 31          DEC 31
---------------                                                  2000            1999
                                                                -------         -------
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,948      $    22,006
  Accounts receivable . . . . . . . . . . . . . . . . . .       22,757
  Employee advance. . . . . . . . . . . . . . . . . . . .          298
                                                           ------------     ------------

    Total Current Assets. . . . . . . . . . . . . . . . .       43,003      $    22,006


PROPERTY AND EQUIPMENT
----------------------

  Furniture, equipment and software . . . . . . . . . . .       92,792            4,937
  Less: accumulated depreciation. . . . . . . . . . . . .       (7,800)          (2,896)
                                                           ------------     ------------
    Total Other Assets. . . . . . . . . . . . . . . . . .       84,992            2,041
                                                           ------------     ------------

OTHER ASSETS
------------

  Investments . . . . . . . . . . . . . . . . . . . . . .       62,600                -
                                                           ------------     ------------
      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   190,595           24,047
                                                           ============     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                           --------------------------------------------

CURRENT LIABILITIES
-------------------

  Accounts payable. . . . . . . . . . . . . . . . . . . .  $    95,440      $    82,075
  Accrued liabilities . . . . . . . . . . . . . . . . . .       10,838                -
  Accrued interest on bonds . . . . . . . . . . . . . . .        7,460                -
  Stock Payable           . . . . . . . . . . . . . . . .      450,000                -
  Payable - related party . . . . . . . . . . . . . . . .      155,467                -
  Demand Loan - Related party . . . . . . . . . . . . . .      298,654            6,450
                                                           ------------     ------------

    Total current liabilities . . . . . . . . . . . . . .    1,017,859           88,525

LONG TERM LIABILITIES
---------------------

  Convertible debenture bonds . . . . . . . . . . . . . .      240,000                -
                                                           ------------     ------------
    Total long term liabilities . . . . . . . . . . . . .      240,000                -
                                                           ------------     ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . .        1,257,859           88,525

                                    STOCKHOLDERS' EQUITY
                                    ---------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

  Common stock, $.0001 par value, 100,000,000 authorized
  15,663,164 shares issued and outstanding                                       15,539
  23,808,816 shares issued and outstanding. . . .               23,809
  Additional paid in capital. . . . . . . . . . . . . . .    9,936,204          708,962
  Accrued Stock Compensation                . . . . . . .   (1,258,045)               -
  Deficit accumulated during the development stage. . . .   (9,281,832)        (788,979)
  Accumulated Other Losses . . . . . . . . . . . . . .        (487,400)               -
                                                           ------------     ------------

    Total stockholders' equity. . . . . . . . . . . . . .   (1,067,264)         (64,478)
                                                           ------------     ------------

  TOTAL LIABILITIES AND EQUITY (DEFICIT). . . . . .        $   190,595      $    24,047
                                                           ============     ============

                    See accompanying notes to the financial statements



                                                      E-REX, INC.
                                               STATEMENT OF OPERATIONS
                                          FOR THE PERIODS ENDED DECEMBER 31,
                                            (A Development Stage Company)

                                                                                                   FROM
                                                         2000           1999          1998       INCEPTION
                                                     -----------   ------------  ------------  --------------


REVENUE                                              $    35,976   $         -   $         -   $     35,976
-------

COST OF SALES                                             10,607             -             -         10,607
-------------

GROSS PROFIT                                              25,369             -             -         25,369
-------------

EXPENSES
--------

  General and administrative                           8,350,075       464,436        27,703      9,261,219
  Research and development                               151,729             -             -        151,729
                                                     ------------  ------------  ------------  --------------

  Total expenses                                       8,501,804       464,436        27,703      9,412,948


LOSS FROM OPERATIONS                                  (8,476,435)     (464,436)      (27,703)    (9,387,579)
--------------------                                 ------------  ------------  ------------  --------------

OTHER INCOME
------------

  Interest income                                              -             -         1,210          1,439
  Interest Expense                                       (16,418)            -             -        (16,418)
  Recovery from lawsuit                                                                             120,726


INCOME (LOSS) BEFORE INCOME TAXES                    $(8,492,853)  $  (464,436)  $   (26,493)   $(9,281,832)
---------------------------------
  Income Taxes                                                 -             -             -              -
                                                     ------------  ------------  ------------  --------------

NET INCOME (LOSS)                                    $(8,492,853)  $  (464,436)  $   (26,493)   $(9,281,832)
-----------------                                    ============  ============  ============  ==============

  Weighted average
  Number of shares                                    18,841,966    13,439,674     1,178,841

Basic EPS                                            $     (0.45)  $     (0.04)  $     (0.02)

                             See accompanying notes to the financial statements


                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO DECEMBER 31, 2000
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued
stock compensation                                                      (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Common share purchased
as treasury stock and retired                (6,977,616)     (6,978)                    (143,022)                   (150,000)

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)    9,936,204    (9,281,832)   (1,067,264)
                                             ===========    ========   ============   ===========   ===========   ===========

                                        See accompanying notes to the financial statements



                                                      E-REX, INC.
                                               STATEMENT OF CASH FLOWS
                                       FOR THE PERIODS ENDING DECEMBER 31, 2000
                                            (A Development Stage Company)

                                                                                                   FROM
                                                                                                 INCEPTION
                                                                                                    TO
                                                         2000           1999          1998         DATE
                                                     -----------   ------------  ------------  --------------

CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
---------------------

Net income (Loss)                                   $ (8,492,853)     (464,436)      (26,493)    (9,281,832)

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Stock issued for Services                              7,273,872       128,608        12,682      7,464,548
Stock issued for Research and Development                124,595             -             -        124,595
Warrants issued for Services                             450,000             -             -        450,000
Depreciation expense                                       4,904             -             -          7,800
(Increase) Decrease in Accounts receivable               (22,757)            -             -        (22,757)
(Increase) Decrease in Employee advance                     (298)            -             -           (298)
(Increase) Decrease in Accounts payable                  162,382        71,940          (366)       250,907
(Increase) Decrease in Accrued liabilities                18,298             -             -         18,298
Other                                                          -        29,014       (16,467)             -
                                                     ------------  ------------  ------------  --------------

Total adjustments to net loss                          8,010,996       229,562        (4,151)     8,293,093

Net cash provided by (used in)
operating activities                                    (481,857)     (234,874)      (30,644)      (988,739)
                                                     ------------  ------------  ------------  --------------
CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
---------------------

Purchase of furniture and equipment                      (37,855)            -             -        (34,654)


Net cash provided by (used in)
investing activities                                     (37,855)            -             -        (34,654)
                                                     ------------  ------------  ------------  --------------




CASH FLOWS FROM (FOR                                                                                 FROM
FINANCING ACTIVITIES                                     2000          1999          1998         INCEPTION
--------------------                                 -----------   ------------  ------------  --------------

Proceeds from loan                                       623,654             -             -        623,654
Proceeds from issuance of stock                          329,000        80,833       153,950        854,687
Payment on loan                                         (325,000)            -             -       (325,000)
Cash paid on treasury stock                             (150,000)            -             -       (150,000)
Proceeds from issuance of Conv Debentures                 40,000             -             -         40,000
                                                     -----------   ------------  ------------  --------------
Net cash provided by (used in)
 financing                                               517,654        80,833       153,950      1,043,341


CASH RECONCILIATION
-------------------

Net increase (decrease) in cash                           (2,058)     (154,041)      123,306         19,948
Cash at beginning of year                                 22,006       176,047        52,741              0
                                                     ------------  ------------  ------------  --------------

CASH BALANCE AT END OF YEAR                          $    19,948   $    22,006   $   176,047   $     19,948
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

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of December 31, 2001, such investments were recorded at the lower of cost or estimated net realizable value.

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

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $62,500.00 reflecting the closing market price of the stock at as of Dec 31, 2000.

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

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $487,400.00 for the year ended Dec 31, 2000. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

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

12.  Significant  Equity  Investments:

As of December 31, 2000 the company held an investment in Ultimate Franchise Systems Inc. comprising in excess of 20% of the company's total assets.

The condensed Balance Sheet and Earnings Statement for the period ended December 31, 2000 for Ultimate Franchise Systems, Inc. follows:



Ultimate Franchise Systems, Inc.
For the period Ending Dec 31-2000
BALANCE SHEET
Assets
                                                Cash                                        150,578
                                                Other Current Assets                        867,846
                                                Total Current Assets                   $  1,018,424
                                                                                       -------------

                                                Other Assets                              9,272,122
Total assets                                                                            $10,290,546
                                                                                       ------------

Liabilities
                                                Current Liabilities                       2,008,649
                                                Other Liabilities                         3,320,209
                                                Total Liabilities                       $ 5,328,858
                                                                                       ------------

                                                Redeemable common stock                     293,000

Stockholders Equity
                                                Preferred Stock                             120,000
                                                Common Stock                             29,321,022
                                                Accumulated Deficit                     (23,742,113)
                                                Less: Stock sub receivable                 (687,500)
                                                Accumulated Other Comp Income (loss)       (342,721)
                                                Total Stockholders Equity                 4,668,688
                                                                                       -------------

Total Liabilities and Stockholders Equity. . .                                         $ 10,290,546

INCOME STATEMENT

Revenue                                                                                   1,460,820

Operating Costs                                                                           1,903,745
Loss from Operations                                                                       (442,925)
                                                                                       -------------

Other Income (Expense)                                                                     -393,156
Net Loss                                                                                  ($856,439)

Weighted Average of common shares outstanding.                                           33,036,716
Net Loss per common share. . . . . . . . . . .                                               ($0.03)
