Form 10QSB/A
period 2001-03-31
E REX INC
filed 2002-04-09
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, E-Rex, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended March 31, 2001, and was originally filed with the Commission on June 16, 2001. References throughout this Quarterly Statement are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly
Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS

                                                 E-REX, INC.
                                                BALANCE SHEET
                                             AS OF MARCH 31, 2001
                                        (a Development Stage Company)

                                                    ASSETS
                                                    ------


                                                            MARCH 31      MARCH 31
                                                              2001         2000
                                                           ------------  -----------
CURRENT ASSETS
---------------------------------------------------------

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .          (91)      92,701
  Prepaid Expense . . . . . . . . . . . . . . . . . . . .        1,444    7,438,425
  Accounts receivable from related parties. . . . . . . .        1,793            -
  Accounts receivable . . . . . . . . . . . . . . . . . .       18,693       51,500
                                                           ------------  -----------

    Total Current Assets. . . . . . . . . . . . . . . . .  $    21,839   $7,582,626
                                                           ------------  -----------


PROPERTY AND EQUIPMENT
---------------------------------------------------------

  Furniture, equipment and software . . . . . . . . . . .      116,792        4,937

  Less: accumulated depreciation. . . . . . . . . . . . .      (10,982)      (2,896)
---------------------------------------------------------  ------------  -----------

    Total Other Assets. . . . . . . . . . . . . . . . . .  $   105,810   $    2,041
                                                           ------------  -----------

OTHER ASSETS
---------------------------------------------------------

  Investments . . . . . . . . . . . . . . . . . . . . . .  $    15,700   $        -
                                                           ------------  -----------


      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   143,349   $7,584,667
                                                           ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES
---------------------------------------------------------

  Accounts payable. . . . . . . . . . . . . . . . . . . .      168,216       73,179
  Accrued liabilities . . . . . . . . . . . . . . . . . .        9,624       20,000
  Stock Payable . . . . . . . . . . . . . . . . . .            730,800            -
  Accrued interest on bonds . . . . . . . . . . . . . . .       13,377            -
  Payable - related party . . . . . . . . . . . . . . . .      338,654      409,000
  Demand Note Payable . . . . . . . . . . . . . . . . . .        1,000        6,450
                                                           ------------  -----------

    Total current liabilities . . . . . . . . . . . . . .  $  1,261,671  $  508,629
                                                           ------------  -----------

LONG TERM LIABILITIES
---------------------------------------------------------

  Convertible debenture bonds . . . . . . . . . . . . . .      240,000            -
                                                           ------------  -----------

    Total long term liabilities . . . . . . . . . . . . .  $   240,000   $        -
                                                           ------------  -----------

      TOTAL LIABILITIES . . . . . . . . . . . . . . . . .  $ 1,501,671   $  508,629
                                                           ------------  -----------

          STOCKHOLDERS' EQUITY
---------------------------------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------

  Common stock, $.0001 par value, 100,000,000 authorized
      and 24,989,845 shares issued and outstanding. . . .       24,990       23,599
  Additional paid in capital. . . . . . . . . . . . . . .   10,171,229    8,266,502
  Deficit accumulated during the development stage. . . .  (11,020,241)           -
  Accumulated Other Losses                                    (534,300)    (964,063)
  Less Treasury Stock . . . . . . . . . . . . . . . . . .            -     (250,000)
                                                           ------------  -----------

    Total stockholders' equity. . . . . . . . . . . . . . $ (1,358,322) $ 7,076,038
                                                           ------------  -----------

      TOTAL LIABILITIES AND EQUITY (DEFICIT). . . . . . . $    143,349  $ 7,584,667
                                                           ============  ===========
    See accompanying notes to the financial statements

                                          E-REX, INC.
                                   STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000
                                (a Development Stage Company)


                                                               THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31         MARCH 31             FROM
                                                                   2001             2000            INCEPTION
                                                               --------------  --------------     --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       7,966   $           -      $     43,942
-------------------------------------------------------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .         14,042               -            24,649
-------------------------------------------------------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .         (6,076)              -            19,293
-------------------------------------------------------------  --------------

EXPENSES
-------------------------------------------------------------

  General and administrative. . . . . . . . . . . . . . . . .      1,687,521         175,084        10,948,740
  Research and development. . . . . . . . . . . . . . . . . .         29,792               -           181,521
                                                               --------------  --------------     -------------

  Total expenses. . . . . . . . . . . . . . . . . . . . . . .      1,717,313         175,084        11,130,261
                                                               --------------  --------------     -------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .     (1,723,389)       (175,084)      (11,110,968)
-------------------------------------------------------------  --------------  --------------     -------------

OTHER INCOME
-------------------------------------------------------------

  Interest income                                                          -               -             1,439
  Interest Expense. . . . . . . . . . . . . . . . . . . . . .        (15,020)              -           (31,438)
  Recovery From Lawsuit                                                    -               -           120,726
                                                               --------------  --------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)    $ (11,020,241)
-------------------------------------------------------------

  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .              -               -                 -
                                                               --------------  --------------      ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)    $ (11,020,241)
-------------------------------------------------------------  ==============  ==============      ============


EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . . . . . . . . .     24,122,005      13,276,859

  Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.07)  $       (0.01)
                                                               ==============  ==============

  Weighted average
  Number of shares on a Fully Diluted Basis . . . . . . . . .     24,122,005      13,276,859

  Fully Diluted EPS . . . . . . . . . . . . . . . . . . . . .  $       (0.07)  $       (0.01)
                                                               ==============  ==============

          See accompanying notes to the financial statements



                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO MARCH 31, 2001
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 26 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)


Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued
stock compensation                                                      (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Common share purchased
as treasury stock                            (6,977,616)     (6,978)                    (143,022)                   (150,000)

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)    9,936,204    (9,281,832)   (1,067,264)

Common shares issued
for consulting services                         461,029         461                       91,745                      92,206

Common shares issued
in Satisfaction of debt                         600,000         600                      119,400                     120,000

Common shares issued
for Software Development                        120,000         120                       23,880                      24,000

Charge for prepaid Stock Compensation                                    1,258,045                                 1,258,045

Accumulated other Losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        (46,900)

Net loss for the period                                                                             (1,738,409)   (1,738,409)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, March 31, 2001                      24,989,845    $ 24,990    $         -  $ 10,171,229  $(11,020,241) $ (1,358,322)
                                             ===========    ========   ============   ===========   ===========   ===========

                                        See accompanying notes to the financial statements


                                                      E-REX, INC.
                                                STATEMENT OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000
                                            (A Development Stage Company)


                                                               THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED            FROM
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .   MARCH 31         MARCH 31        INCEPTION
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     2001            2000            TO DATE
-------------------------------------------------------------  --------------  --------------   --------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)     (11,020,241)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .      1,350,251         127,175        8,814,799
  Stock issued in conversion of debt. . . . . . . . . . . . .        120,000               -          120,000
  Stock Issued for Research & Development . . . . . . . . . .              -               -          124,595
  Warrants issued for Services                                       280,800               -          730,800
  Depreciation expense. . . . . . . . . . . . . . . . . . . .          3,182               -           10,982
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .          2,271         (51,500)         (20,486)
  (Increase) Decrease in
    Employee advance. . . . . . . . . . . . . . . . . . . . .            298                                -
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (82,692)         (8,896)         168,216
  Increase (Decrease) in
    Accrued liabilities . . . . . . . . . . . . . . . . . . .          4,703                            9,624
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,444)         20,000           11,932
                                                               --------------  --------------   --------------

  Total adjustments to net income . . . . . . . . . . . . . .      1,677,369          86,779        9,970,462

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .        (61,040)        (88,305)      (1,049,779)

CASH FLOWS FROM (FOR)
-----------------------
INVESTING ACTIVITIES
-----------------------

  Purchase of furniture, Equipment & Software . . . . . . . .              -               -          (34,654)
                                                               --------------  --------------   --------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . .              -               -          (34,654)


CASH FLOWS FROM (FOR)
------------------------
FINANCING ACTIVITIES
------------------------

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . .         41,001         409,000          664,655
  Proceeds from issuance of stock                                          -               -          854,687
  Payment on loan                                                          -               -         (325,000)
  Purchase of treasury stock. . . . . . . . . . . . . . . . .              -        (250,000)        (150,000)
  Issuance of Conv. Debentures                                             -               -           40,000
                                                               --------------  --------------   --------------

  Net cash provided by (used in) financing. . . . . . . . . .         41,001         159,000        1,084,342

CASH RECONCILIATION
-----------------------

  Net increase (decrease) in cash . . . . . . . . . . . . . .        (20,039)         70,695              (91)
  Cash at beginning of year . . . . . . . . . . . . . . . . .         19,948          22,006                0
                                                               --------------  --------------   --------------

CASH BALANCE AT END OF YEAR . . . . . . . . . . . . . . . . .  $         (91)  $      92,701     $        (91)
------------------------------                                 ==============  ==============   ==============

                                See accompanying notes to the financial statements


                                   E-REX, INC.
                                  FORM 10-QSB/A

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

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of March 31, 2001, such investments were recorded at the lower of cost or estimated net realizable value.

2.  Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to March 31, 2001. The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

4.  Development  Stage  Company:

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through March 31, 2001, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

5.  Business  Combination:

On February 20, 1999 the Company entered into a merger agreement with Plantech Communications Systems, Inc. ("Plantech"), a privately held British Columbia, Canada, Corporation. Plantech is a development stage enterprise in the software, computer and internet area. From inception in 1992 to 1999 Plantech had no revenues.

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

7.  Related  Party  Transactions:

In the year 2000 the company purchased software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

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

On November 20, 2000, the board of directors declared 1,096,670 restricted common shares to be issued, a value of $449,537, for the purpose of settling with shareholders that had asserted that the Company had originally issued the shareholders stock that was stated to be free trading shares. The shares were issued under a Regulation D section 144 exemption. In addition to the shares issued were 3,290,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 that expire on November 21, 2002. The Company's management disagreed with the assertion, but decided to settle with the relevant shareholders through the issuance of additional shares and options as noted above. As noted in Footnote 6, Crusader Capital Group, Inc., one of the shareholders representing about 15% of all shareholders which has asserted a claim against the Company, has agreed in principal to accept the 166,667 shares which have been issued and accounted for. There remains uncertainty regarding the outcome of the Crusader Capital Group, Inc. claim.

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

10. Other  Agreements

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

12. Investments

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $15,600.00 reflecting the closing market price of the stock at as of March 31, 2001.

The adjustment in the carrying value in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decrease in the book value of investment assets of $46,900.00 for the period ending March 31, 2001. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

13. Required  Cash  Flow  Disclosure:

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $1,738,409 for the quarter ended March 31, 2001. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

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

General  and  Administrative

     The Company's general and administrative expenses totaled $1,687,521 for the quarter ended March 31, 2001, as compared to $175,084 for the period ended March 31, 2000. Of the total general and administrative expenses, $1,378,045 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $29,792 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the quarter ended March 31, 2001 were $1,738,409 as compared to $175,084 for the period ended March 31, 2000. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 24,122,005 was $0.07 per share, compared with the loss per share of $0.01 for the period ended March 31, 2000.

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

     The Company invested $24,000.00 in development of an on-line ordering system for the fast food franchise industry during the three months ended March 31, 2001. This investment was a non cash transaction made through the issuance of stock.

Investments  and  effect  on  Financial  Position

The Company made two investments during the prior year. The first investment was in Ultimate Franchise Systems, Inc. in a non cash exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $15,6.00 reflecting the closing market price of the stock at as of March 31, 2001.

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

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $46,900.00 for the period ending March 31, 2001. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

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



Dated:  April  4,  2002                     E-Rex,  Inc.


                                            /s/  Carl  E.  Dilley
                                            ______________________________

                                            By:  Carl  E.  Dilley

                                            Its:  President  and
                                            Chief  Financial  Officer