Form 10QSB/A
period 2001-06-30
E REX INC
filed 2002-04-09
CIK 1093159

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

                            Yes _____     No    X
                                             -------

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, E-Rex, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended June 30, 2001, and was originally filed with the Commission on August 8, 2001. References throughout this Quarterly Statement are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly
Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF JUNE 30, 2001 AND DEC 31, 2000.
                                                   (a Development Stage Company)

                                                              ASSETS
                                                              ------

                                                                                                      JUNE 30          DEC 31
                                                                                                       2001            2000
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       12,365        19,948
Prepaid Expense                                                                                            64,259             -
Accounts receivable from related parties                                                                    4,129           298
Accounts receivable                                                                                        14,966        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    95,719   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         127,282        92,792
Less: accumulated depreciation                                                                            (21,375)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $   105,907   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $    10,100   $    62,600
                                                                                                      ------------  ------------


                                                                                                      $   211,726   $   190,595
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   ------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          127,274        95,440
Accrued liabilities                                                                                        17,400        10,838
Accrued interest on bonds                                                                                  19,295         7,460
Stock Payable                                                                                             730,800       450,000
Payable - related party                                                                                    84,484       155,467
Work In Progress Deposits                                                                                  29,102             -
Demand Loan-related party                                                                                 380,439       298,654
Stock Subscription Deposits                                                                                15,000             -
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $ 1,403,794   $ 1,017,859
                                                                                                      ------------  ------------

LONG TERM LIABILITIES
---------------------

Convertible debenture bonds                                                                               240,000       240,000
                                                                                                      ------------  ------------

     Total long term liabilities                                                                      $   240,000   $   240,000
                                                                                                      ------------  ------------

                                                                                                      $ 1,643,794   $ 1,257,859
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' EQUITY
                                                            --------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

Common stock, $.0001 par value, 100,000,000 authorized
Shares issued and outstanding as of Dec 31-2000. . . . . . . .              23,808,816                                   23,809
Shares issued and outstanding as of June 30, 2001. . . . . . .              27,756,920                     27,757             -
Additional paid in capital                                                                             10,752,023     9,936,204
Accrued Stock Compensation                                                                               (235,491)   (1,258,045)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable equity securities                                            (539,900)     (487,400)
Deficit accumulated during the development stage                                                      (11,436,457)   (9,281,832)

     Total stockholders' equity                                                                      $ (1,432,068) $ (1,067,264)
                                                                                                      ------------  ------------

     Total Liabilities and Equity (Deficit)                                                           $    211,726  $    190,595
                                                                                                      ============  ============
                           See accompanying notes to the financial statements


                                                  E-REX, INC.
                                            STATEMENT OF OPERATIONS
                               FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND  2000
                            AND FOR THE THREE MONTHS ENDING JUNE 30, 2001 AND 2000
                                         (A Development Stage Company)

                                                      SIX MONTHS    SIX MONTHS    THREE MONTHS   THREE MONTHS
                                                         ENDED        ENDED          ENDED         ENDED
                                                        JUNE 30      JUNE 30        JUNE 30       JUNE 30              FROM
                                                         2001          2000          2001          2000             INCEPTION
                                                     -----------   ------------  ------------  --------------     --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    37,518   $         -   $    29,072   $         -       $      73,494
---------------------------------------------------

COST OF SALES . . . . . . . . . . . . . . . . . . .       37,750             -        23,228             -              48,357
---------------------------------------------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .         (232)            -         5,844             -              25,137
---------------------------------------------------
EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (2,052,312)   (3,187,584)     (364,791)    (2,023,162)        11,313,531
Research and development. . . . . . . . . . . . . .      (71,189)            -       (41,397)                          222,918
                                                     ------------  ------------  ------------  --------------     --------------

Total expenses. . . . . . . . . . . . . . . . . . .   (2,123,501)   (3,187,584)     (406,188)    (2,023,162)        11,536,449
                                                     ------------  ------------  ------------  --------------     --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (2,123,733)   (3,187,584)     (400,344)    (2,023,162)       (11,511,312)
---------------------------------------------------  ------------  ------------  ------------  --------------     --------------

OTHER INCOME
---------------------------------------------------

Interest Income                                                -             -             -             -               1,439
Interest Expense. . . . . . . . . . . . . . . . . .      (30,892)       (5,608)      (15,872)            -             (47,310)
Recovery From Lawsuit                                                                                                  120,726
                                                     ------------  ------------  ------------  --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(2,154,625)  $(3,193,192)  $  (416,216)   $(2,023,162)     $ (11,436,457)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -             -                   -
                                                     ------------  ------------  ------------  --------------     --------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(2,154,625)  $(3,193,192)  $  (416,216)   $(2,023,162)       (11,436,457)
---------------------------------------------------   ============ ============  ============  ==============     ==============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   25,293,366    17,973,048    26,425,681     17,973,048

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.09)  $     (0.18)  $     (0.02)  $      (0.11)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   25,293,366    17,973,048    26,425,681     17,973,048

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.09)  $     (0.18)  $     (0.02)  $      (0.11)
                                                     ============  ============  ============  ==============

                           See accompanying notes to the financial statements


                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO JUNE 30, 2001
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 26 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)



Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued
stock compensation                                                      (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Common share purchased
as treasury stock                            (6,977,616)     (6,978)                    (143,022)                   (150,000)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)    9,936,204    (9,281,832)   (1,067,264)

Common shares issued
for consulting services                       3,221,187       3,221                      665,271                     668,492

Common shares issued
in Conversion of Accounts Payable               600,000         600                      119,400                     120,000

Common shares issued
for Software Development Investment             126,917         127                       31,148                      31,275

Accrued Stock Compensation                                               1,022,554                                 1,022,554

Accumulated other Losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        (52,500)

Net loss for the period                                                                             (2,154,625)   (2,154,625)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, June 30, 2001                       27,756,920    $ 27,757    $  (235,491) $ 10,752,023  $(11,436,457) $ (1,432,068)
                                             ===========    ========   ============   ===========   ===========   ===========

                                        See accompanying notes to the financial statements


                                                      E-REX, INC.
                                                STATEMENT OF CASH FLOWS
                             FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND JUNE 30, 2000
                                           (A Development Stage Company)

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED            FROM
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .    JUNE 30         JUNE 30         INCEPTION
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     2001            2000            TO DATE
-------------------------------------------------------------  --------------  --------------   --------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,154,625)  $  (3,193,192)     (11,436,457)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .        668,492       2,942,258        8,133,040
  Stock Issued for Research & Development . . . . . . . . . .              -               -          124,595
  Warrants issued for Services                                       280,800               -          730,800
  Amortization of stock issued for services in prior period        1,022,554         (11,667)       1,022,554
  Depreciation expense. . . . . . . . . . . . . . . . . . . .         13,575               -           21,375
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .          7,791          (2,680)         (14,966)
    Accounts receivable-related parties                              (13,767)              -          (14,065)
    Prepaid Professional Fees and Expenses                           (21,122)              -          (21,122)
    Deposits and Retainers                                           (33,201)              -          (33,201)
  (Increase) Decrease in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (39,149)        120,657          211,758
    Accrued liabilities                                                6,562               -           17,400
    Conv Debentures issued in debt exchange                          120,000               -          120,000
    Accrued Bond Interest                                             11,835               -           19,295
    Work in Progress Deposits                                         29,102               -           29,102
    Deposits & Retainers                                              15,000               -           15,000

  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             (34)               -
                                                               --------------  --------------   --------------

  Total adjustments to net income . . . . . . . . . . . . . .      2,068,472       3,048,534       10,361,565

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .        (86,153)       (144,658)      (1,074,892)

CASH FLOWS FROM (FOR)
-----------------------
INVESTING ACTIVITIES
-----------------------

  Purchase of furniture, Equipment & Software . . . . . . . .         (3,215)         (5,511)         (37,869)
                                                               --------------  --------------   --------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . .         (3,215)         (5,511)         (37,869)


CASH FLOWS FROM (FOR)
------------------------
FINANCING ACTIVITIES
------------------------

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . .         81,785         409,000          705,439
  Proceeds from issuance of stock                                          -         249,000          854,687
  Payment on loan                                                          -        (314,000)        (325,000)
  Purchase of treasury stock. . . . . . . . . . . . . . . . .              -        (150,000)        (150,000)
  Issuance of Conv. Debentures                                             -               -           40,000
                                                               --------------  --------------   --------------

  Net cash provided by (used in) financing. . . . . . . . . .         81,785         194,000        1,125,126

CASH RECONCILIATION
-----------------------

  Net increase (decrease) in cash . . . . . . . . . . . . . .         (7,583)         43,831           12,365
  Cash at beginning of period . . . . . . . . . . . . . . . .         19,948          22,006                0
                                                               --------------  --------------   --------------

CASH BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . .  $      12,365   $      65,837     $     12,365
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

2.     Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to June 30, 2001. The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

7.     Related  Party  Transactions:

On September 1, 2000 the Company completed the purchase of assets from Webulate LLC. The purchase consisted of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

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

12.    Investments:

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

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $10,000.00 reflecting the closing market price of the stock at as of June 30, 2001.

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

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $52,500.00 for the period ending June 30, 2001. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $416,216 for the three month period ended June 30, 2001, as compared to $2,023,162 for the three month period ended June 30, 2000, and losses of $2,154,625 for the six month period ended June 30, 2001. The reduction in losses for this quarter as compared to the same quarter of last year is due primarily to the reduction in general and administrative expenses associated with restructuring and changing management. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

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

     The Company's total revenue for the six month period ended June 30, 2001 was $37,518, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $37,750, resulting in a loss of $232. The Company did not report any revenues for the same period in 2000.

General  and  Administrative

     The Company's general and administrative expenses totaled $364,791 for the three month period ended June 30, 2001, as compared to $2,023,162 for the three month period ended June 30, 2000. Of the total general and administrative expenses, $358,569 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. The substantial decline in operating expenses in the June 2001 quarter is due to final amortizing of accrued management fees expenses in the first quarter of 2001 in the amount of $1,258,045. These fees were related to the restructuring of the management team in early 2000 and are non-recurring. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $41,397 in research and development expenses related to its Dragonfly product. No research and development expenses were recorded in the three month period ended June 30, 2000.

     The Company's general and administrative expenses totaled $2,052,312 for the six month period June 30, 2001. Of the total general and administrative expenses, $668,492 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $71,189 in research and development expenses related to its Dragonfly product for the period.

Net  Losses

     Net losses for the three month period ended June 30, 2001 were $416,216 as compared to $2,023,162 for the three month period ended June 30, 2000, as a result of the change in general and administrative expenses as described above. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share for the quarter, based on a weighted average number of shares of 26,425,648 was $0.02 per share, compared with the loss per share of $0.11 based on a weighted average number of shares of 17,973,048 for the quarter ended June 30, 2000.

     Net losses for the six months ended June 30, 2001 were $2,154,625. The loss per share, based on a weighted average number of shares of 25,293,366 was $0.09 per share for the period.

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

     The Company invested $31,275.00 in development of an on-line ordering system for the fast food franchise industry during the six months ended June 30, 2001. This was a non cash investment transaction made with the issuance of stock.

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

     The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $10,000.00 reflecting the closing market price of the stock at as of June 30, 2001.

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

     The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $52,500.00 for the period ending June 30, 2001. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

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