Form 10QSB/A
period 2001-09-30
E REX INC
filed 2002-04-09
CIK 1093159

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, E-Rex, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended September 30, 2001, and was originally filed with the Commission on November 14, 2001. References throughout this Quarterly Statement are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF SEPTEMBER 30, 2001 AND DEC 31, 2000.
                                                     (A Development Stage Company)

                                                              ASSETS
                                                              ------

                                                                                                      30-Sep          DEC 31
                                                                                                       2001            2000
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       14,325        19,948
Prepaid Expense                                                                                            30,906             -
Accounts receivable from related parties                                                                    4,960           298
Accounts receivable                                                                                         9,318        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    59,509   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         130,361        92,792
Less: accumulated depreciation                                                                            (32,561)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $    97,800   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $     7,101   $    62,600
                                                                                                      ------------  ------------


     TOTAL ASSETS                                                                                     $   164,410   $   190,595
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' DEFECIT
                                                   --------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          158,198        95,440
Accounts payable to related parties                                                                        94,898       155,467
Accrued liabilities                                                                                        18,854        10,838
Accrued interest on bonds                                                                                  23,514         7,460
Stock Payable                                                                                           1,044,000       450,000
Work In Progress Deposits                                                                                  26,623             -
Demand Loan-related party                                                                                 380,439       298,654
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $ 1,746,526   $ 1,017,859
                                                                                                      ------------  ------------

LONG TERM LIABILITIES
---------------------

Convertible debenture bonds                                                                               100,000       240,000
                                                                                                      ------------  ------------

     Total long term liabilities                                                                      $   100,000   $   240,000
                                                                                                      ------------  ------------

     TOTAL LIABILITIES                                                                                $ 1,846,526   $ 1,257,859
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' EQUITY
                                                            --------------------


STOCKHOLDERS' DEFICIT
----------------------

Common stock, $.001 par value, 100,000,000 authorized
Shares issued and outstanding as of December 31, 2000      23,808,816                                                    23,809
Shares issued and outstanding as of September 30, 2001     31,416,892                                      31,417             -
Additional paid in capital                                                                             11,238,038     9,936,204
Accrued Stock Compensation                                                                                (18,353)   (1,258,045)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable equity securities                                            (542,900)     (487,400)
Deficit accumulated during the development stage                                                      (12,390,318)   (9,281,832)

     Total stockholders' deficit                                                                      $(1,682,116)  $(1,067,264)
                                                                                                      ------------  ------------

     TOTAL LIABILITIES AND DEFICIT                                                                    $   164,410   $   190,595
                                                                                                      ============  ============

                           See accompanying notes to the financial statements


                                                      E-REX, INC.
                                               STATEMENT OF OPERATIONS
                               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000
                            AND FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000
                                            (A Development Stage Company)


                                                      NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS
                                                         ENDED         ENDED          ENDED         ENDED
                                                        30-SEP         30-SEP        30-SEP        30-SEP             FROM
                                                         2001           2000          2001          2000            INCEPTION
                                                     -----------   ------------  ------------  --------------    ---------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    69,489   $     7,524   $    31,975   $      7,524       $     105,465
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

COST OF SALES . . . . . . . . . . . . . . . . . . .       66,321             -        28,571              -              76,928
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .        3,168         7,524         3,404          7,524              28,537
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (2,931,147)   (5,702,614)     (878,838)    (2,509,422)        (12,192,366)
Research and development. . . . . . . . . . . . . .     (134,484)            -       (63,295)             -            (286,213)
                                                     ------------  ------------  ------------  --------------    ---------------

Total expenses. . . . . . . . . . . . . . . . . . .   (3,065,631)   (5,702,614)     (942,133)    (2,509,422)        (12,478,579)
                                                     ------------  ------------  ------------  --------------    ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (3,062,463)   (5,695,090)     (938,729)    (2,501,898)        (12,450,042)
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

OTHER INCOME
---------------------------------------------------

Interest Income                                                                                                           1,439
Interest Expense. . . . . . . . . . . . . . . . . .      (46,023)                    (15,131)                           (62,441)
Recovery From lawsuit                                          -             -             -              -             120,726
                                                     ------------  ------------  ------------  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(3,018,486)  $(5,695,090)  $  (953,860)   $(2,501,898)        (12,390,318)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -              -                   -
                                                     ------------  ------------  ------------  --------------    ---------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(3,108,486)  $(5,695,090)  $  (953,860)   $(2,501,898)        (12,390,318)
---------------------------------------------------   ============ ============  ============  ==============    ===============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   26,576,013    18,607,310    29,098,552     18,607,310

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.12)  $     (0.31)  $     (0.03)  $      (0.13)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   26,576,013    18,607,310    29,098,552     18,607,310

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.12)  $     (0.31)  $     (0.03)  $      (0.13)
                                                     ============  ============  ============  ==============

                           See accompanying notes to the financial statements


                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2001
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 26 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)




Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued
stock compensation                                                      (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Common share purchased
as treasury stock                            (6,977,616)     (6,978)                    (143,022)                   (150,000)

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)    9,936,204    (9,281,832)   (1,067,264)

Common shares issued
for consulting services                       5,671,951       5,672                      944,646                     950,318

Common shares issued
for Software Research &
Development Investment                          127,373         127                       33,997                      34,124

Accrued Stock Compensation                                               1,239,692                                 1,239,692

Common shares issued
in Conversion of Accounts Payable               600,000         600                      119,400                     120,000

Common shares issued
in Conversion of Convertible Debentures         280,000         280                      139,720                     140,000

Common shares issued for Cash                   928,752         929                       64,071                      65,000

Accumulated Other Comprehensive Losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        (55,500)

Net loss for the period                                                                             (3,108,486)   (3,108,486)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, September 30, 2001                  31,416,892    $ 31,417    $   (18,353) $ 11,238,038  $(12,390,318) $ (1,682,116)
                                             ===========    ========   ============   ===========   ===========   ===========

                           See accompanying notes to the financial statements



                                            E-REX, INC.
                                     STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                 (A Development Stage Company)


                                                            NINE MONTHS   NINE MONTHS
                                                               ENDED         ENDED           FROM
CASH FLOWS FROM (FOR)                                         30-SEP        30-SEP         INCEPTION
OPERATING ACTIVITIES                                           2001          2000           TO DATE
--------------------                                        ------------  -----------    --------------

Net (Loss).        . . . . . . . . . . . . . . . . . . . .  $(3,108,486)  $(5,695,090)   $  (12,390,318)
                                                            ------------  ------------   --------------
Adjustments to reconcile net loss to
to net cash provided by
operating activities:

Stock issued for Services. . . . . . . . . . . . . . . . .      950,318     4,816,294         8,414,866
Stock Issued for Research & Development. . . . . . . . . .            -       124,595           124,595
Stock Issued in conversion of Accts Payable                     120,000             -           120,000
Warrants issued for services                                    594,000       280,800         1,044,000
Amortization of stock issued for services in prior period.    1,239,692             -         1,239,692
Depreciation expense . . . . . . . . . . . . . . . . . . .       24,761        (2,863)           32,561
(Increase) Decrease in
  Accounts receivable. . . . . . . . . . . . . . . . . . .       13,439         7,524            (9,318)
  Accounts receivable from related parties . . . . . . . .       (4,960)            -            (4,960)
  Prepaid professional Fees and Expenses . . . . . . . . .      (29,164)            -           (29,462)
  Deposits & Retainers                                           (1,444)            -            (1,444)
Increase (Decrease) in
  Accounts payable . . . . . . . . . . . . . . . . . . . .       72,518             -           158,198
  Accounts payable related parties                              (70,329)            -            94,898
  Accrued liabilities. . . . . . . . . . . . . . . . . . .        8,016       125,624            18,854
  Accrued Bond Interest. . . . . . . . . . . . . . . . . .       16,054             -            23,514
  Work In Progress Deposits. . . . . . . . . . . . . . . .       26,623             -            26,623
                                                              ------------  ----------   --------------

Total adjustments to net income (loss) . . . . . . . . . .    2,959,524     5,351,974        11,252,617
                                                              ------------  ----------   --------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . .     (148,962)     (343,116)       (1,137,701)
                                                              ------------  ----------   --------------
CASH FLOWS FROM (FOR)
INVESTING ACTIVITES
---------------------

Purchase of furniture, Equipment & Software                      (3,446)      (48,852)          (38,100)
                                                            ------------  ------------   --------------
Net cash flows provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . .       (3,446)      (48,852)          (38,100)
                                                            ------------  ------------   --------------
CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
----------------------

Proceeds from loan from related party. . . . . . . . . . .       81,785       487,013           705,439
Proceeds from issuance of stock. . . . . . . . . . . . . .       65,000       329,000           919,687
Payment on loan. . . . . . . . . . . . . . . . . . . . . .            -      (314,000)         (325,000)
Purchase of treasury stock . . . . . . . . . . . . . . . .            -      (150,000)         (150,000)
Proceeds of Conv. Deb Issue                                           -        20,000            40,000
                                                            ------------  ------------   --------------

Net cash provided by financing activities. . . . . . . . .      146,785       372,013         1,190,126
                                                            ------------  ------------   --------------

CASH RECONCILIATION
-------------------

Net decrease in cash.            . . . . . . . . . . . . .       (5,623)      (19,955)           14,325
Cash at beginning of period. . . . . . . . . . . . . . . .       19,948        22,006                 0
                                                            ------------  ------------   --------------

CASH BALANCE AT END OF PERIOD. . . . . . . . . . . . . . .  $    14,325   $     2,051    $       14,325
-------------------------------                             ============  ============   ==============

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

2.     Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to September 30, 2001 . The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

The purchase price per share is the lesser of 91% of the lowest closing bid price per share during the 20 Business days after our request, or that closing bid price minus $0.075, but in no event will the purchase price be less than the minimum price we select in our sole discretion; Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000.

We may make additional requests at intervals of approximately 30 days as a commitment fee, we granted to Swartz commitment warrants to purchase 2,700,000 shares of our common stock, which warrants can be exercised at $0.041 per share (subject to potential future adjustment) through September 22, 2007.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At September 30, 2001, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At September 30, 2001 the Company did not have any significant deferred tax liabilities or deferred tax assets.

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


                                                               Inception
                                    Jan.  1,  1999             (8/26/86)
                                     To Feb. 20,              To Dec. 31,
                                        1999                     1999
                                    -------------            -------------

     Revenues                       $    --                  $    --
     Net  (Loss                     $ (230,954)              $ (616,086)

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

7.     Related  Party  Transactions:

In the year 2000 the company purchased software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, was on the Board of Directors of DiveDepot.Com, Inc. at the time of the transaction and the director Mr. Mitchell, is also on the Board of Directors of DiveDepot.Com, Inc.

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

The Company entered into an agreement on September 11, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI provides the company with a credit line financing on a demand basis with interest accruing at prime rate plus 4%. This loan has a balance of $380,439 and $298,654 at September 30, 2001 and December 31, 2000 respectively.

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

Stock options have been granted by the Company to directors and officers with an expiration date of November 21, 2002. The stock options were issued November 21, 2000 with 325,000 options excercisable at $.40 per share and 325,000 options exercisable at $.75 per share.

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

On May 1st, 2001 the board of Directors issued 1,100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $209,000. The agreement requires a further 100,000 restricted shares to be issued on the first of every month for the next 5 months of the agreement. Under terms of the 6 month agreement Big Apple Consulting
U.S.A., Inc. will provide stock broker relations services to the company including, direct broker promotion, investor relations including conference calls, and investor lead management. In addition to the compensation provided for the agreement, throughout the term of this Agreement, Big Apple shall be eligible to receive a bonus in the form of callable warrants based on its performance in the 90 day period beginning on the Effective Date and in each 90 day period thereafter (each, a "Bonus Period"). Big Apple's eligibility to receive warrants, if any, shall be based on the Average Closing Share Bid Price (the "ACSBP") for the twenty-one (21) trading days ending on the last day of each Bonus Period. The number of warrants, if any, to be issued to Promoter for a Bonus Period shall be determined as follows:

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

12.    Investments

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $7,000.00 reflecting the closing market price of the stock at as of Sept 30, 2001.

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

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $55,499.00 for the period ending Sept 30, 2001. These write-downs are deemed to be temporary in nature as investments in both entities have substantial operating revenues and it is anticipated that their respective share values may increase in the future.

13.    Required  Cash  Flow  Disclosure:

The Company had no interest income and income taxes paid for the nine-month period ending September 30, 2001.

For the nine months ending September 30, 2001, the Company entered into agreements for non-cash exchanges of stock for services totaling $950,318.

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

RESULTS  OF  OPERATIONS

     The Company had significant losses of $953,860 for the three month period ended September 30, 2001, as compared to $2,501,898 for the three month period ended September 30, 2000, and losses of $3,108,486 for the nine month period ended September 30, 2001. The reduction in losses for this quarter as compared to the same quarter of last year is due primarily to the reduction in general and administrative expenses associated with restructuring and changing management. Losses have been funded by the sale of additional securities and the issuance of stock for services. We expect losses to continue and have no firm commitments or sources of long-term capital.

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

Revenue

     The Company's total revenue for the three month period ended September 30, 2001 was $31,975 all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $28,571, resulting in gross profit of $3,404 for the three month period. The Company reported revenues of $7,524 for the same period in 2000. The company reported revenue of $35,976 for the year ended December 31, 2000 and did not have any revenues for the years ended December 31, 1999 and 1998.

     The Company's total revenue for the nine month period ended September 30, 2001 was $69,489, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $66,321, resulting in gross profit of $3,168. The Company reported revenues of $7,524 for the same period in 2000.

General  and  Administrative

     The Company's general and administrative expenses totaled $878,838 for the three month period ended September 30, 2001, as compared to $2,509,422 for the three month period ended September 30, 2000. Of the total general and administrative expenses, $287,826 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. The substantial decline in operating expenses in the period ended September 2001 is due to final amortizing of accrued management fees expenses in the first quarter of 2001 in the amount of $1,258,045. These fees were related to the restructuring of the management team in early 2000 and are non-recurring. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $63,295 in research and development expenses related to its Dragonfly product. No research and development expenses were recorded in the three month period ended September 30, 2000.

     The Company's general and administrative expenses totaled $2,931,147 for the nine month period September 30, 2001. Of the total general and administrative expenses, $950,318 is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue during the coming year. The Company also recorded $134,484 in research and development expenses related to its Dragonfly product for the period.

Net  Losses

     Net losses for the three month period ended September 30, 2001 were $953,860 as compared to $2,501,898 for the three month period ended September 30, 2000, as a result of the change in general and administrative expenses as described above. The Company expects that it will continue to incur operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share for the quarter, based on a weighted average number of shares of 29,098,552 was $0.03 per share, compared with the loss per share of $0.13 based on a weighted average number of shares of 18,607,310 for the quarter ended September 30, 2000.

     Net losses for the nine months ended September 30, 2001 were $3,108,486. The loss per share, based on a weighted average number of shares of 26,576,013 was $0.12 per share, compared with the loss per share of $0.31 based on a weighted average number of shares of 18,607,310 for the period ended September 30, 2000.

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

     Three individuals were elected to the Company's Board of Directors, namely Carl E. Dilley, Jeffrey M. Harvey, and Donald A. Mitchell, all three of which were Directors of the Company prior to the meeting. The results of the voting were as follows:

Director                   Votes  For     Votes  Against       Votes  Withheld
Carl E. Dilley             15,619,176          0                  2,301,816
Jeffrey M. Harvey          15,619,176          0                  2,301,816
Donald A. Mitchell         15,619,176          0                  2,301,816

     The other matters on which the shareholders voted, and the results of voting, were:

     (i)     To  approve  the  E-Rex,  Inc.  2001  Stock  Option  Plan.

                           Votes  For     Votes  Against       Votes  Withheld
                           8,136,519        2,541,756             104,050

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