Form 10KSB
period 2001-12-31
E REX INC
filed 2002-04-12
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most recent fiscal year.  $87,185

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $469,762, based on the closing bid price of $0.00675 for the common stock on April 9, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 5, 2002, there were 71,777,424 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

ABOUT  OUR  COMPANY

     We were incorporated in Nevada on August 26, 1986 as P.R. Stocks, Inc. Since that time, we have had three name changes and been the surviving corporation in one merger:

- On February 26, 1992, we changed our name to National Health & Safety Corporation;

-     On  November  12,  1992,  we  changed  our  name  to Medgain International
      Corporation;

-     On  June  20,  1994,  we  changed  our  name  to  E-Rex,  Inc.;  and

- On February 20, 1999, we merged with Plantech Communications Systems, Inc., a British Columbia, Canada corporation. Plantech was a development stage company in the software, computer, and Internet business that had no revenues.

     In January 2000, our management believed that our financial condition had deteriorated to the point where it was going to discontinue operations. In an attempt to salvage the value of the technology, management entered into an agreement with International Investment Banking, Inc. (IIBI) whereby IIBI would provide consulting services, introduce management personnel to us, and assist us in raising necessary capital. In January 2000, our founder, Dr. Bauer, resigned and was replaced with our current management.

     We have a $12,817,663 accumulated deficit as of December 31, 2001. We do not have any significant operating history or revenues, and our independent accountant has qualified his report, noting that our significant losses raise substantial doubt about our ability to continue in business.

     Our primary product is the Dragonfly, a portable, multi-function color printer, copier, fax and scanner with Internet and e-mail capabilities. We are presently completing the initial prototypes of the Dragonfly. We are not currently generating any revenues from the sale of the Dragonfly product, and do not expect to generate any revenues from it during this fiscal year. We currently generate a limited amount of income from our Internet consulting business, which is not our primary business.

     Our executive offices are located at 11645 Biscayne Boulevard, Suite 210, Miami, Florida 33181. Our telephone number is (305) 895-3350 and our website address is www.e-rex.net. Information contained on our website or on any other website does not constitute a part of this filing.

OUR  PRIMARY  PRODUCT

     We intend to market the Dragonfly, a portable, multi-function color printer, copier, fax and scanner with Internet and e-mail capabilities. The Dragonfly incorporates Microsoft's Windows CE operating system which supports a variety of connectivity options, ranging from satellite uplink to ordinary and cellular modems and Ethernet networks. Pricing of this product has not yet been determined.

     We are presently completing the initial prototype of the Dragonfly. It is anticipated that following completion of the prototype, production could begin within six months of obtaining the necessary capital and/or entering into a relationship with a third party for manufacturing. We have not entered into any agreements for the manufacture of the Dragonfly. We anticipate that as soon as the initial prototypes are fully operational, demonstrations with potential manufacturers can be arranged.

     The Dragonfly is designed so that is can be integrated with other information appliances and computers including digital cameras, photo-printers and network servers. When bundled with these items, the unit provides a complete solution for the small, home or mobile office market.

     The Dragonfly operating system can be enhanced with related products designed by third parties. For example, a software enhancement for drawing and handwriting could permit stored documents to be annotated on-screen using a pen. These would appeal to students, and homemakers. The addition of a card reader could permit the unit to act as a point of sale terminal that manages purchases in a portable kiosk. We have not entered into any agreements with third parties regarding the design or production of any related products.

E-REX  CONSULTING

     Our only current source of revenue, on a very limited scale, is our consulting business, E-Rex Consulting, which formerly operated as E-tech Design. This division of E-Rex provides services to approximately 25 clients in the areas of Internet website design and development, online advertising, and video marketing.

     We have one internal employee who handles sales for this division, and then independent contractors perform services directly for the clients. E-Rex Consulting maintains a web site at www.erexconsulting.com.

     Once the Dragonfly product is ready to market, we do not anticipate that our consulting business will constitute a material part of our operations, but will support and develop applications and customized services for the Dragonfly.

MARKETING  AND  SALES

     We anticipate that the Dragonfly will be most desirable to current laptop users that require access to several communication mechanisms in a mobile environment, and will purchase the unit for its portability, ease of use, convenience, and power. We also anticipate that the Dragonfly will be attractive to current non-computer users who, once they decide to purchase a computer, will want an all-in-one piece of equipment rather than several difference products. Finally, we anticipate that older users who desire a range of functions without the necessity and complication of using a fully functional computer will be potential users of the Dragonfly.

     We have not yet fully developed our marketing plan. We anticipate that we will initially sell the Dragonfly in the United States and Canada, and over the Internet. We anticipate that the product will be offered directly by us, and through electronics distributors and marketing representatives. After initial sales begin in the United States and Canada, we anticipate expanding sales worldwide within a year.

MANUFACTURING

     The Dragonfly uses products commonly manufactured by Intel, Microsoft, Fujitsu and Cannon, among others. We do not intend to establish our own manufacturing plant, but instead intend to contract with third party manufacturers. We have not entered into any agreements with any potential manufacturers.

RESEARCH  AND  DEVELOPMENT

     Our Dragonfly product was originally created by Plantech, and we acquired all of the rights to the product and its technology when we acquired Plantech in 1999. Plantech utilized the research and testing facilities at the British Columbia Institute of Technology to produce our mock-prototype.

     Since that time, we have contracted with Valcom, Ltd. of Guelph Ontario, Canada, to produce our first prototype, including the associated software and hardware. Valcom has estimated that the cost of producing the production-ready prototype will be approximately $395,000, of which we still need to pay approximately $75,000 before the prototype can be completed and ready for manufacture.

COMPETITION

     There is significant competition in the computer peripheral, software, hardware and Internet industries. Computer peripheral and print-scan equipment manufacturers such as Hewlett-Packard, Cannon, Xerox, Epson, Palm Computing and others have the engineering, manufacturing and marketing expertise to produce similar devices and the financial resources to design and distribute a product similar in functionality to the Dragonfly. At present these manufacturers produce products that we believe offer some but not all of the functionality of the Dragonfly, but with appropriate engineering and licensing could produce a similar product. Any new developments in printing, scanning or document handling technology could cause the obsolescence of the product to be accelerated. Almost all of the companies with which we will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than us. It is also likely that other competitors offering similar products will emerge in the near future. There is no assurance that we will compete successfully with other established computer software and Internet companies. We hope to compete on the basis of functionality, quality and price.

INTELLECTUAL  PROPERTY

     We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have no registered trademarks or service marks to date, but have submitted an application for a trademark on the Dragonfly name with no response from the U.S. Patent and Trademark office. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate.

     Other parties may assert, from time to time, infringement claims against us. We may also be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees, if any. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     We  do  not  own  and  have  not  applied  for any patents on our products.

WEBULATE

     In August 2000, we acquired the assets of Webulate, LLC. These assets include an Internet service provider located at the Denver Technology Center, a suite of proprietary e-commerce and business-to-business application software systems, rights to a developmental stage peripheral computer device, and the ongoing client base of Webulate, LLC. Our management is currently evaluating the compatibility of these operations with our Dragonfly product.

EMPLOYEES

     We currently have three full-time employees, one of which is an officer and director and one of which serves in a marketing and sales capacity. Each of our full-time employees devotes all of their time to the company. The Company currently subcontracts research and development as required for production of the Dragonfly prototype. The Company intends to add full-time executives in sales and marketing, finance and distribution as it moves closer to production of the Dragonfly. In the E-Rex Consulting division there is one full time employee and it is anticipated that several staff will be added later this fiscal year in the areas of project management, sales and web site design and programming.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We currently lease office space located at 11645 Biscayne Boulevard, Suite 210, Miami, Florida 33181-3138. This space covers approximately 1,050 square feet and is leased under an agreement that expires January 1, 2003 and requires us to pay $1,441.00 per month in rent.

     We believe that the current facilities are adequate to meet our needs into the forseeable future, even when we have begun manufacturing the Dragonfly because we will contract with outside manufacturers.

ITEM  3  -  LEGAL  PROCEEDINGS

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

     The Complaint alleges, among other things, that the plaintiffs are shareholders of the Company, that they acquired stock of the Company based on misrepresentations, that management of the Company misappropriated assets of the Company, and further alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Complaint requests an unspecified amount of damages, that the Board of Directors and officers of the Company be removed, and that a receiver or custodian be appointed to operate the business, as well as a judicial determination that the action be maintained as a class action. The Court has appointed a Special Master to gather certain factual data alleged in the Complaint, and a hearing has been set on plaintiff's motion for appointment of a receiver and/or custodian, or in the alternative for call of a special meeting of shareholders.

     The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 2001.

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

                                                    PRICES
     YEAR     PERIOD                            HIGH      LOW
     ----     ------                            ----     ----
     2002     First  Quarter                    0.03     0.006

     2001     First  Quarter                    0.53     0.16
              Second  Quarter                   0.56     0.03
              Third  Quarter                    0.44     0.03
              Fourth  Quarter                   0.07     0.01

     2000     First  Quarter                    2.44     0.15
              Second  Quarter                   1.56     0.38
              Third  Quarter                    1.25     0.34
              Fourth  Quarter                   0.91     0.25

HOLDERS

     As of April 5, 2002, there were approximately 230 holders of record of the common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     There were no recent sales of unregistered securities of the type required to be disclosed.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. They state that the audited financial statements of E-Rex, Inc. for the period ending December 31, 2001 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of December 31, 2001 raise substantial doubt about our ability to continue in business.

YEARS  ENDED  DECEMBER  31,  2001  AND  2000

Results  of  Operations

     We had significant losses of $3,535,831 for the year ended December 31, 2001. We have funded losses by the sale of additional securities and the issuance of stock for services. We expect losses to continue. Other than the Swartz financing, we have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

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

Revenue

     The Company's total revenue for the year ended December 31, 2001 was $87,185, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $79,837, resulting in gross profit of $7,348 for the year. The Company had total revenue for the year ended December 31, 2000 of $35,976, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $10,607, resulting in gross profit of $25,369. The company did not have any revenues for the year ended December 31, 1999.

General  and  Administrative

     The Company's general and administrative expenses totaled $3,334,639 for the year ended December 31, 2001, as compared to $8,350,075 for the previous year, a decrease of approximately 40%. Of the total general and administrative expenses, $1,104,108, or 33.1%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue throughout the current fiscal year. The Company also recorded $146,261 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the year ended December 31, 2001 were $3,535,831, as compared to $8,492,853 for the prior year, a decrease of approximately 40%. As described in General and Administrative, above, the primary component of the net loss was stock issued for services ($1,104,108). The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 29,649,570, was $0.12 per share, a substantial decrease from the loss per share of $0.45 for the previous year.

Liquidity  and  Capital  Requirements

     The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Working capital has been primarily obtained through the private placement of common stock and loan advances. The web design and hosting business of the Company is in its infancy and is a minor part of the overall business. It is not expected that revenues from this area of the business will be sufficient in the near term to fund ongoing operations and development and the bringing to market of the Dragonfly.

     The Company's plans for manufacturing, sales and distribution of the Dragonfly are focused on establishing an OEM licensing agreement with one or more electronics manufacturers who have the available resources and wholesale and retail distribution channels to satisfactorily bring the product to market. The Company will therefore need available capital to complete the Dragonfly prototypes estimated at approximately $75,000 and an estimated additional $325,000 for product testing, packaging and consumer research prior to manufacturing. Capital to promote the product and accomplish the sales and marketing to the OEM entities is estimated at $1,000,000 over the next 12 months. Head office and corporate operations including salaries, rent, miscellaneous office expenses, investor relations, legal and accounting for the next 12 months is estimated at $650,000. The total capital requirement is therefore estimated at $2,050,000.

     It is anticipated that the equity line from Swartz Private Equity, LLC, will be sufficient to meet those needs, however, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future. In addition, the Swartz line of credit can only be utilized by the Company upon the effectiveness of this registration statement with the SEC, and then only if certain conditions are met and certain conditions precedent exist. It is possible that the company may not have sufficient capital to meet its short term requirements prior to the funding from the Swartz equity line becoming available and there is the potential due to market conditions that the amount of funding available under the Swartz financing agreement may be limited and not necessarily cover all operating and research and development expenses. In such an event, the company may raise additional operating capital through private placements of equity and/or debt securities. However there can be no assurances that it will be successful in its endeavors.

     The Company received proceeds from the sale of common stock of $136,100 and loan advances of $187,157 for the year ended December 31, 2001 resulting in net cash provided by financing activities of $323,257. The Company received proceeds from the sale of common stock of $329,000, $40,000 from the sale of convertible debentures and net loan advances of $188,654 less $150,000 utilized in the purchase and retirement of 6,977,616 shares of treasury stock for the year ended December 31, 2000 resulting in net cash provided by financing activities of $517,654.

     The Company purchased fixed assets of $703 during the twelve months ended December 31, 2001.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

     E-Rex,  Inc.

     Report  of  Parks,  Tschopp,  Whitcomb  &  Orr,  P.A.,
          Certified  Public  Accountants                                F-1

     Consolidated Balance Sheets as of December 31, 2000 and 2001       F-2

     Consolidated  Statements  of  Operations for the years
          ended December 31, 2000  and  2001  and  from  Inception      F-3

     Consolidated  Statements of Cash Flows for  the  years  ended
          December  31,  2000  and  2001 and from Inception             F-4

     Consolidated Statements of Stockholder's Equity from Inception
           (August  26,  1986  to  December  31,  2001               F-5 & F-6

     Notes  to  the  Consolidated  Financial  Statements           F-7  to  F-20

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.




Name. . . . . . . .  AGE  POSITION(S)
-------------------  ---  -----------------------------------------------------------------

Donald A.  Mitchell   67  Chairman of the Board  (2000)

Carl E. Dilley. . .   46  Chief Executive Officer, President, Secretary and Director (2000)

Joseph Pacheco. . .   42  Director (2001)

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

     CARL E. DILLEY has served as CEO and as a director of the Company since April 1, 2000, and has been with the Company since 1999. From 1997 to 1999, Mr. Dilley served as President and CEO of DiveDepot.com, Inc. Prior to that Mr.
Dilley served in management positions with the Canadian Investment Firm RBC Dominion Securities, and a variety of other executive and consulting positions in several industries including chemical, timber, transportation, trust company, and dot.com enterprises. Mr. Dilley attended college in Canada at Fraser Valley College and College of New Caledonia, specializing in finance and business management. He is a fellow of the Canadian Securities Institute and has completed the first year CFA program.

     JOSEPH PACHECO joined the Board of Directors on October 9, 2001. From 1987 through the present, Mr. Pacheco has been the principal of Financial Management Services, an accounting and tax business management firm. From 1984 to 1987, he was Controller, and later Chief Financial Officer, of Sarabande and Company and CFW and Company. Mr. Pacheco received his Bachelor of Science in Accounting from California Business College, his Bachelor of Science in Business Administration from the University of Redlands, and has completed some post-graduate studies in Federal taxation.

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

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 31, 2001, the Board of Directors met on 4 occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board  of  Directors.

ITEM  10  - EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

     For the year ended December 31, 2001, the executive officers of the Company received salaries, in aggregate, equal to approximately $152,000.00 and received the benefit of automobile allowances and health Insurance for an aggregate $9,287.00

     As of December 31, 2001, Donald A. Mitchell was compensated pursuant to a management engagement agreement dated January 21, 2000 between the Company and International Investment Banking, Inc., a company controlled by Mr. Mitchell. Total amounts payable to International Investment Banking, Inc. during the year 2001 are $69,832.00. Pursuant to the agreement, IIBI receives $10,000 per month in addition to other miscellaneous fees for services. This service agreement was terminated by mutual agreement on June 30, 2001.

     As of November 16, 2001, Donald A. Mitchell was compensated $3,000.00 pursuant to a management engagement agreement dated November 16, 2000 between the Company and Mr. Mitchell.

     Jeffrey M. Harvey was hired as General Counsel for the Company on March 1, 2001, at an annual salary of $60,000. This service agreement was terminated by mutual agreement on Sept 31, 2001.

     On September 30, 2001, the Board of Directors of the Company issued to Mr. Dilley, as compensation for tax liabilities arising out of the Company's payment of his compensation in stock rather than cash, warrants to acquire up to $128,000 in Company common stock at a price equal to 50% of the closing bid price on the date immediately before the exercise of any warrants. The Company booked this compensation expense at $64,500.

     On  November  26, 2001, the Board of Directors of the Company issued to Mr.
Harvey, in lieu of salary compensation, warrants to acquire up to $25,000 in Company common stock at a price equal to 50% of the closing bid price on the date immediately before the exercise of any warrants. The Company booked this compensation expense at $12,500.

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

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2001 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $120,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                  SUMMARY COMPENSATION TABLE

                             Annual  Compensation                       Long  Term  Compensation
                            --------------------------------   ------------------------------------
                                                                         Awards              Payouts
                                                               --------------------------------------

                                                OTHER ANNUAL   RESTRICTED   SECURITIES         LTIP          ALL OTHER
NAME AND PRINCIPAL              SALARY   BONUS  COMPENSATION   STOCK        UNDERLYING        Payouts     COMPENSATION
POSITION                YEAR     ($)      ($)       ($)        AWARDS($)    OPTIONS SARS(#)    ($)             ($)


Donald A. Mitchell
(Chairman) . . . . . .  2000     -0-      -0-     $126,850     2,000,000      200,000          -0-             -0-

Donald A. Mitchell      2001    $3,000    -0-     $ 69,832        -0-         200,000          -0-             -0-
(Chairman)

Carl E. Dilley
(CEO, Director). . . .  2000  $51,017  $27,000     $ 4,500      276,786       200,000          -0-             -0-

Carl E. Dilley          2001  $114,000    -0-      $ 9,287        -0-         200,000          -0-           $64,500
(CEO, Director)

Kenneth Blake
(President, Director,.  2000     -0-      -0-        -0-         -0-            -0-            -0-             -0-
Resigned April 2000) .

Jeffrey M.  Harvey
(Treasurer, Director).  2000     -0-      -0-        -0-        80,000        200,000          -0-             -0-

Jeffrey M. Harvey
(Treasurer, Director)   2001  $35,000     -0-        -0-         -0-          200,000          -0-           $12,500

Ronald K. Gooding
(Director, . . . . . .  2000     -0-      -0-        -0-         -0-            -0-            -0-             -0-
Resigned April 2000)

Joseph Pacheco          2001     -0-      -0-        -0-         -0-            -0-            -0-             -0-
(Director)



                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                NUMBER OF SECURITIES       PERCENT OF TOTAL
                    UNDERLYING           OPTIONS/SAR'S GRANTED
                OPTIONS/SAR'S GRANTED    TO EMPLOYEES IN FISCAL     EXERCISE OF
                      (#)                      YEAR                 BASE PRICE
                                                                       ($/SH)           EXPIRATION DATE

NAME

Donald A. Mitchell  100,000                     6.4                    $0.40               7/07/03

                    100,000                     6.4                    $0.15               7/07/03

Carl E. Dilley . .  100,000                     6.4                    $0.40               7/07/03

                    100,000                     6.4                    $0.15               7/07/03

                     (1)                        (1)                     (1)                9/30/03

Jeffrey M. Harvey.  100,000                     6.4                    $0.40               7/07/03

                    100,000                     6.4                    $0.15               7/07/03

                     (2)                        (2)                     (2)               11/26/03

Joseph Pacheco       -0-                        -0-                     -0-                 -0-

(1) On September 30, 2001, the Board of Directors of the Company issued to Mr. Dilley, as compensation for tax liabilities arising out of the Company's payment of his compensation in stock rather than cash, warrants to acquire up to $128,000 in Company common stock at a price equal to 50% of the closing bid price on the date immediately before the exercise of any warrants. The Company booked this compensation expense at $64,500.

(2) On November 26, 2001, the Board of Directors of the Company issued to Mr. Harvey, in lieu of salary compensation, warrants to acquire up to $25,000 in Company common stock at a price equal to 50% of the closing bid price on the date immediately before the exercise of any warrants. The Company booked this compensation expense at $12,500.



                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-THE-
                                                              SECURITIES UNDERLYING                  MONEY OPTION/SARs
             SHARES ACQUIRED ON                              OPTIONS/SARS AT FY-END(#)                  AT FY-END ($)
NAME            EXERCISE(#)        VALUE REALIZED($)         EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE


Donald A. Mitchell  -0-                  -0-                           -0-                                  -0-

Carl E. Dilley . .  -0-                  -0-                           -0-                                  -0-

Jeffrey M. Harvey.  -0-                  -0-                           -0-                                  -0-

Joseph Pacheco      -0-                  -0-                           -0-                                  -0-


ITEM  11  - SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of April 5, 2002, certain information with respect to our common stock owned of record or beneficially by (i) each of our officers and directors; (ii) each person known to us to beneficially own more than 5% of each class of our stock; and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 11645 Biscayne Boulevard, Suite 210, Miami, Florida 33181.



Name and Address of
Beneficial Owner. . . . . . . . . . . .  Amount and Nature of Beneficial Ownership   Percentage of Class (1)
---------------------------------------  ------------------------------------------  -----------------------


Donald A. Mitchell. . . . . . . . . . .                            1,280,000 (2)(3)                     1.8%

Carl E. Dilley. . . . . . . . . . . . .                            1,112,986 (2)(6)                     1.5%

Joseph Pacheco. . . . . . . . . . . . .                                 340,000 (4)                       *

Swartz Private Equity, LLC
300 Colonial Center Parkway, Suite 300
Roswell, Georgia  30076 . . . . . . . .                               2,700,000 (5)                     3.6%


All directors and officers                                                                              3.8%
as a group (3 persons). . . . . . . . .                         2,732,986 (2)(3)(4)

*       Represents  less  than  1%.

(1)     Based  on  71,777,424  shares  outstanding.

(2) Includes options issued to each of Mr. Dilley and Mr. Mitchell to acquire 200,000 shares of common stock at $0.40, 100,000 shares at $0.75 per share, and 100,000 shares at $0.15 per share.

(3)     Includes  600,000  shares  held  of  record  by International Investment
        Banking, Inc., of which Mr. Mitchell is the Chairman and controlling shareholder.

(4) Includes 140,000 shares held of record by Capricorn Investments, of which Mr. Pacheco is the controlling member.

(5) Includes 2,700,000 shares issuable upon exercise of the outstanding warrant issued to Swartz in connection with the investment agreement. Swartz has the right to acquire up to an additional 30,000,000 shares of our common stock under certain circumstances. It is expected that Swartz will not own beneficially more than 9.99% of our outstanding common stock at any one time. The beneficial owners of Swartz Private Equity, LLC are Eric S. Swartz and Michael C. Kendrick.

(6) Does not include an undetermined number of shares of common stock underlying warrants to acquire up to $128,000 in common stock of the Company at a price equal to 50% of the closing bid price on the day before exercise.

ITEM  12  - CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

     In May, 2000 the Company entered into an oral contract for design and integration work with Valcom, Ltd., a West Vancouver, British Columbia company controlled by Paul R. MacPherson, a former Director of the Company. Under the terms of this agreement, Valcom, Ltd. will supply six prototypes of the Dragonfly for the approximate sum of $268,000, including work done prior to May 2000. The work is to be done on an ongoing basis. To date, the Company has paid Valcom, Ltd. the sum of U.S. $250,093 on account, and the estimated total cost has been revised to $395,000, leaving a balance due of $145,000.

     The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI, among other things, was to serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties (management is now the responsibility of Carl E. Dilley, President and Chief Executive Officer of the Company). Donald A. Mitchell, the Chairman of the Company, controls IIBI. Pursuant to the agreement, IIBI received $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants assigned to the Company by IIBI. Thereafter the annual compensation increased at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell was entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. The agreement was terminated on June 30, 2001, and we do not intend to renew it.

     IIBI has also loaned the Company money from time to time to cover the Company's short-term cash flow needs. The amounts borrowed accrue interest at the rate of the Wall Street Journal "Money Rates" Prime plus 4% per annum and is due and payable on demand. Currently, the outstanding balance due to IIBI under this arrangement is approximately $381,000, after giving effect to the conversion of $120,000 in principal amount into 600,000 shares of our common stock in February 2001. This amount remains outstanding notwithstanding the termination of our agreement with IIBI.

     In September 2000, the Company purchased certain assets from Webulate, LLC. The assets included software, equipment, and stock in DiveDepot.com, Inc. The transaction was completed with $40,000 cash and $200,000 in convertible note payables valued for a total of $240,000. The President of the Company, Mr. Dilley, was at the time a Director of DiveDepot.com, Inc., and our Chairman, Mr. Mitchell, is the Chairman of DiveDepot.com, Inc.

     In March 2000, the Company issued 2,000,000 shares of common stock to Donald A. Mitchell for services rendered to the Company. The issuance was registered on Form S-8.

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

     In August 2001, the Company issued 166,667 shares of common stock to Jeffrey M. Harvey, 166,667 shares to Donald A. Mitchell, 279,167 shares to Carl
E. Dilley, 107,812 shares to A. Balduzzi, 78,125 shares to J. Knigin, 78,125 shares to S. Niakan, 78,125 shares to A. Sikorski, 125,000 to S. Marinkovitch, 280,000 shares to F. Horwich, and 250,000 shares to Brian A. Lebrecht for services rendered to the Company. The issuances were registered on Form S-8.

     In November 2001, the Company issued 390,000 shares of common stock to Carl
E. Dilley, 300,000 shares to Donald A. Mitchell, and 50,000 shares to Jeffrey M. Harvey for services rendered to the Company. The issuances were registered on Form S-8.

     In all instances, in the opinion of management, the terms of the transactions with affiliates or related parties are no less favorable than could be obtained from non-affiliates.

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

__________
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB filed on September 13, 1999.


     (B)     REPORTS  ON  FORM  8-K

     On October 10, 2001, the Company filed a Current Report on Form 8-K dated October 1, 2001 regarding the resignation of Mr. Jeffrey M. Harvey from the Company's Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April  10,  2002                    E-Rex,  Inc.


                                            /s/  Carl  E.  Dilley
                                            ______________________________

                                            By:  Carl  E.  Dilley
                                            Its: President  and
                                                 Chief  Financial  Officer



                                            /s/  Donald  A.  Mitchell
Dated:     April  10,  2002                 ______________________________

                                            By:  Donald  A.  Mitchell
                                            Its:  Director



                                            /s/  Joseph  Pacheco
Dated:     April  10,  2002                 ______________________________

                                            By:  Joseph  Pacheco
                                            Its:  Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
E-Rex, Inc.:

We have audited the accompanying balance sheet of E-Rex, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and cumulative period from August 26, 1986 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2000 financial statements were audited by other auditors whose report dated May 11, 2001 expressed a qualified opinion for going concern reasons.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assesing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Rex, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and the cumulative period from August
26, 1986 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has experienced net operating losses of $ (3,535,831) and $ (8,492,953) for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $ (701,545). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.
________________________________________
Parks, Tschopp, Whitcomb & Orr P.A.
Certified Public Accountants

April 7, 2002


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                              AS OF DECEMBER 31, 2001 AND DEC 31, 2000.
                                                     (A Development Stage Company)

                                                              ASSETS
                                                              ------

                                                                                                      Dec 31          Dec 31
                                                                                                       2001            2000
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                        7,454        19,948
Prepaid Expense                                                                                            20,938             -
Accounts receivable from related parties                                                                      135           298
Accounts receivable                                                                                         6,969        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    35,496   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         126,212        92,792
Less: accumulated depreciation                                                                            (41,651)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $    84,561   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $    12,601   $    62,600
                                                                                                      ------------  ------------


     TOTAL ASSETS                                                                                     $   132,658   $   190,595
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' DEFECIT
                                                   --------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          181,734        95,440
Accounts payable to related parties                                                                         2,837       155,467
Accrued liabilities                                                                                        37,813        10,838
Accrued interest on bonds                                                                                  26,008         7,460
Demand Note Payable-related party                                                                         485,811       298,654
Convertible debenture bonds                                                                               100,000       240,000
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $   834,203   $   807,859
                                                                                                      ------------  ------------

             TOTAL LIABILITIES                                                                        $   834,203   $   807,859
                                                                                                      ------------  ------------

                                                            STOCKHOLDERS' DEFECIT
                                                            --------------------


STOCKHOLDERS' DEFICIT
----------------------

Common stock, $.001 par value, 100,000,000 authorized
Shares issued and outstanding as of December 31, 2000      23,808,816                                                    23,809
Shares issued and outstanding as of December 31, 2001      54,524,223                                      54,524             -
Additional paid in capital                                                                             12,621,494    10,386,204
Accrued Stock Compensation                                                                                (22,500)   (1,258,045)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable equity securities                                            (537,400)     (487,400)
Deficit accumulated during the development stage                                                      (12,817,663)   (9,281,832)

     Total stockholders' deficit                                                                      $  (701,545)  $  (617,264)
                                                                                                      ------------  ------------

             TOTAL LIABILITIES AND DEFICIT                                                            $   132,658   $   190,595
                                                                                                      ============  ============

                                   See accompanying notes to the financial statements


                                                     E-REX, INC.
                                              STATEMENT OF OPERATIONS
                      FOR THE YEARS ENDING DECEMBER 31, 2001 AND 2000 AND FROM INCEPTION
                                            (A Development Stage Company)


                                                        Year           Year
                                                       Ended          Ended
                                                       31-Dec         31-Dec        FROM
                                                        2001           2000       INCEPTION
                                                     ------------  ------------  ------------


REVENUE                                              $    87,185   $    35,976   $   123,161
-------

COST OF SALES                                            (79,837)      (10,607)      (90,444)
-------------                                        ------------  ------------  ------------

GROSS PROFIT                                               7,348        25,369        32,717
-------------                                        ------------  ------------  ------------

EXPENSES
--------

  General and administrative                          (3,334,639)   (8,350,075)  (12,595,858)
  Research and development                              (146,261)     (151,729)     (297,990)
                                                     ------------  ------------  ------------

  Total expenses                                      (3,480,900)   (8,501,804)  (12,893,848)
                                                     ------------  ------------  ------------

LOSS FROM OPERATIONS                                  (3,473,552)   (8,476,435)  (12,861,131)
--------------------                                 ------------  ------------  ------------

OTHER INCOME
------------

  Interest income                                                                      1,439
  Interest Expense                                       (62,279)      (16,418)      (78,697)
  Recovery from lawsuit                                        -             -       120,726
                                                     ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                    $(3,535,831) $ (8,492,853) $(12,817,663)
---------------------------------
  Income Taxes                                                 -             -             -
                                                     ------------  ------------  ------------

NET INCOME (LOSS)                                    $(3,535,831) $ (8,492,853) $(12,817,663)
-----------------                                    ============  ============  ============

  Weighted average
  Number of shares                                    29,649,570    18,841,966

Basic EPS                                            $     (0.12)  $     (0.45)

                             See accompanying notes to the financial statements


                                                      E-REX, INC.
                                               STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDING DECEMBER 31, 1999 DECEMBER 31, 2000 AND DECEMBER 31, 2001
                                            (A Development Stage Company)

                                                         Year           Year
                                                        Ended          Ended          FROM
                                                        31-Dec         31-Dec      INCEPTION
                                                         2001           2000        TO DATE
                                                     -----------   ------------  --------------

CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
---------------------

Net Loss                                            $ (3,535,831)   (8,492,853)  (12,817,663)

Adjustments to reconcile net loss
to net cash provided by
operating activities:

Stock issued for Services                              1,104,108     7,273,872     8,568,656
Stock issued for Research and Development                      -       124,595       124,595
Stock issued in conversion of Accts Payable              120,000             -       120,000
Warrants issued for Services                             731,673       450,000     1,181,673
Amortization of stock issued for services
in prior period                                        1,235,545             -     1,235,545
Depreciation expense                                      33,851         4,904        41,651
(Increase) Decrease in
  Accounts receivable                                     15,788       (22,757)       (6,969)
  Accounts receivable from related parties                  (135)         (298)         (135)
  Prepaid professional Fees and Expenses                 (19,196)            -       (19,494)
  Deposits and Retainers                                  (1,444)            -        (1,444)
(Increase) Decrease in
  Accounts payable                                        96,054       162,382       181,734
  Accounts payable to related parties                   (162,390)            -         2,837
  Accrued liabilities                                     26,975        18,298        37,813
  Accrued Bond Interest                                   18,548             -        26,008
Other                                                          -             -             -
                                                     ------------  ------------  --------------

Total adjustments to net income (loss)                 3,199,377     8,010,996    11,492,470

Net cash used in
operating activities                                    (336,454)     (481,857)   (1,325,193)
                                                     ------------  ------------  --------------
CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
---------------------

Purchase or Disposal of Furniture,
Equipment and Software                                       703       (37,855)      (33,951)


Net cash flows used in
investing activities                                         703       (37,855)      (33,951)
                                                     ------------  ------------  --------------




CASH FLOWS FROM (FOR
FINANCING ACTIVITIES
--------------------

Proceeds from loan from related party                    187,157       623,654       810,811
Proceeds from issuance of stock                          136,100       329,000       990,787
Payment on loan                                                -      (325,000)     (325,000)
Purchase of treasury stock                                     -      (150,000)     (150,000)
Proceeds from issuance of Conv Debentures                      -        40,000        40,000
                                                     -----------   ------------  --------------
Net cash provided by
 financing activities                                    323,257       517,654     1,366,598


CASH RECONCILIATION
-------------------

Net increase (decrease) in cash                          (12,494)       (2,058)        7,454
Cash at beginning of period                               19,948        22,006             0
                                                     ------------  ------------  --------------

CASH BALANCE AT END OF YEAR                          $     7,454   $    19,948   $     7,454
---------------------------------                    ============  ============  ==============

                           See accompanying notes to the financial statements


                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO DECEMBER 31, 2001
                                                (A Development Stage Company)

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 1986, for
$.044 per share                                 250,000        $250             -        $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93             -         93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)


Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued stock compensation                                              (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Common share purchased
as treasury stock                            (6,977,616)     (6,978)                    (143,022)                   (150,000)

Beneficial Conversion feature of Warrants                                                450,000                     450,000

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816      23,809     (1,258,045)   10,386,204    (9,281,832)     (617,264)

Common shares issued
for consulting services                      15,616,949      15,617                    1,088,491                   1,104,108

Common shares issued
for Software Development Investment             127,373         127                       33,997                      34,124

Accrued Stock Compensation                                               1,235,545                                 1,235,545

Common shares issued
in Conversion of accounts payable               600,000         600                      119,400                     120,000

Common shares issued
in Conversion of Convertible Debentures         280,000         280                      139,720                     140,000

Common shares issued
for Cash                                     14,091,085      14,091                      122,009                     136,100

Beneficial Conversion feature of Warrants                                                731,673                     731,673

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        (50,000)

Net loss for the period                                                                             (3,535,831)   (3,535,831)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2001                   54,524,223    $ 54,524       ($22,500)  $12,621,494  ($12,817,663)    ($701,545)
                                             ===========    ========   ============   ===========   ===========   ===========

                                        See accompanying notes to the financial statements

                                   E-REX,  INC.
                                   FORM  10-K

                                    NOTES  TO
                              FINANCIAL  STATEMENTS

                               DECEMBER  31,  2001

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

2.     Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the period from inception (August 26, 1986) to December 31, 2001 (the Company's development stage). The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

We may make additional requests at intervals of approximately 30 days; as a commitment fee, we granted to Swartz commitment warrants to purchase 2,700,000 shares of our common stock, which warrants can be exercised at $0.04 per share (subject to potential future adjustment) through September 22, 2007.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At Dec 31, 2001, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 2001 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     Development  Stage  Company:

A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through December 31, 2001, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

The Complaint alleges, among other things, that the plaintiffs are shareholders of the Company, that they acquired stock of the Company based on misrepresentations, that management of the Company misappropriated assets of the Company, and further alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Complaint requests an unspecified amount of damages, that the Board of Directors and officers of the Company be removed, and that a receiver or custodian be appointed to operate the business, as well as a judicial determination that the action be maintained as a class action. A hearing has been set for April 22, 2002, on plaintiff's motion for appointment of a receiver and/or custodian, or in the alternative for call of a special meeting of shareholders.

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

The Company entered into an agreement on September 11, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI provides the company with a credit line financing on a demand basis with interest accruing at prime rate plus 4%. The total of loan advances, services invoices outstanding and interest has been assigned to designees of IIBI. This demand loan has a balance including interest of $485,811 at December 31, 2001 and $298,654 at December 31, 2000 respectively.

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

On November 16, 2001 the Company issued 300,000 shares of common stock to Donald A. Mitchell, a director and officer, for management services valued at$3,000.

The Company assumed a promissory note payable to Valcom Ltd, a West Vancouver, British Columbia Company, dated March 15, 1997 in the amount of $6,450 with no interest stated. This note was assumed by the Company from the merger as described in footnote 5. The Company has also entered into an agreement for design and integration work with Valcom Ltd, an entity controlled by a shareholder of the Company, Paul R. MacPherson, who was also a director of the Company at the time the agreement was entered into. The Company continues an ongoing relationship with Valcom Ltd. in that the Company uses Valcom Ltd. as its resource for research and development of its computer hardware and software product development along with the company Riotech LLC.

On September 30, 2000 the Board of Directors extended and modified the terms of the employment agreement with Carl Dilley president and CEO, a director and officer as follows.

Term. The term of the Employment Agreement shall be extended for an additional two year period, such that the Employment Agreement shall now expire at the end of the day on May 30, 2004.

Compensation and Benefits. Effective as of the date hereof, in addition to any compensation due Employee under the Employment Agreement or otherwise and except as otherwise provided herein, Employee shall be entitled to the following compensation and benefits:

Employee's salary shall increase by 15% over the prior year's salary, effective April 1, 2002 and each April 1 thereafter.

Company shall provide to Employee, without cost, or reimburse Employee 100% of the cost, of health insurance, effective April 1, 2002.

Employee shall be entitled to an annual bonus to be determined by the Board of Directors, which bonus may be paid either in cash or common stock registered on Form S-8.

The amount of Employee's vacation shall increase by one (1) week for each year of completed service, effective April 1, 2002 and each April 1 thereafter, up to a maximum of six (6) weeks of paid vacation.

Employee shall be entitled to participate in any bonus, profit sharing or 401(K) program sponsored by Company and in any other benefit or perquisite that Company may offer to its employees.

Promptly upon the full execution of this Amendment, Company shall issue to Employee warrants to purchase a number of shares of its common stock having an aggregate market value based on the bid price at the time of exercise of $128,700.00 to supplement the depreciation of the stock compensation previously paid to Employee (as provided by the Employment Agreement) and as additional compensation in order to cover the tax liabilities generated by the payment in stock rather than cash required by Company. The warrants shall have a two year term and be exercisable upon written notice to Company setting forth an exercise effective date, at a price that is 50% of the average closing bid price for the five trading days immediately preceding the exercise effective date (the fifth day in the average calculation being one day prior to the exercise date).

Promptly upon the full execution of this Amendment, Company shall issue to Employee 90,000 shares of its common stock as additional compensation in order to account for the dilution of Employee's original stock position (as contemplated by the Employment Agreement). The foregoing shares of stock shall be immediately, or shall have been prior to delivery, registered with the Securities and Exchange Commission on Form S-8 or otherwise, so that such shares shall be immediately free trading and able to be sold on the open market upon receipt.

Share Adjustment in the Event of Devaluation. To the extent not otherwise addressed in the Employment Agreement, in the event the aggregate market value of any shares issued pursuant to the Employment Agreement, as amended by this Amendment, declines after issuance, then Company shall from time-to-time as reasonably appropriate (but in no event less frequently than is necessary to provide periodic payments equal to the salary and other sums then due) issue to Employee additional shares of its common stock, registered or to be registered on Form S-8 as provided above, to compensate Employee for any lost value.

8.     Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures mature July 1, 2002 are convertible anytime at the holders option on the basis of 1 common share for each $.50 of debenture par value converted. The debentures accrue interest at the rate of 10% per annum. On August 1, 2001 $140,000 principal of convertible debentures was converted to 280,000 common shares of E-Rex, Inc. At December 31, 2001 there was a total of $100,000 principal convertible debentures and accrued interest of $26,008 outstanding.

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

Stock options have been granted by the Company to directors and officers with an expiration date of August 7, 2003. The stock options were issued August 7, 2001 with 300,000 options excercisable at $.15 per share and 300,000 options excercisable at $.40 per share.

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

Per a one year investor relations contract dated March 23, 2000, 6,000,000 shares of stock were issued to Stockbroker Relations, Inc. At December 31, 2000 an unexpensed balance of $1,258,045 in prepaid stock compensation for services was carried in the equity of the company. This amount was expensed during the first quarter of 2001 and subsequently removed from the stockholders equity of the company.

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

On September 28th, 2001 the board of Directors issued 200,000 free trading shares under Regulation S in exchange for marketing and stock exchange listing services valued at $16,000. On October 28th, 2001 the board of Directors issued 400,000 free trading shares and warrants exercisable into $150,000 of Free trading shares under Regulation S in exchange for consulting services as follows.

Duties of Consultant, The Consultant will provide such services and advice to the Company so as to advise the Company in business development, mergers and acquisitions, business strategy and corporate image. Without limiting the generality of the foregoing, Consultant will also assist the Company in developing, studying and evaluating acquisition proposals, prepare reports and studies thereon when advisable, and assist in matters of executive compensation and discussions pertaining thereof. Nothing contained herein constitutes a commitment on the part of the Consultant to find an acquisition target for the Company or, if such target is found, that any transaction will be completed. This Agreement is not a contract for listing services, and nothing in this Agreement will require the Consultant to negotiate on behalf of the Company with corporations that are involved with listings or making a market in corporate securities in the OTC markets. Consultant would undertake such services under the direction of Carl Dilley, Company President and CEO. Duties Expressly Excluded. This Agreement expressly excludes the Consultant from providing public relation services to the Company inclusive of but not limited to (i) direct or indirect promotion of the Company's securities; (ii) assistance in making of a market in the Company's securities. The Consultant shall not have the power of authority to bind the Company to any transaction without the Company's prior written consent.

The Company shall compensate the Consultant with free trading shares of the Company's Common Stock, and warrants for shares of Company's Common Stock. The Company shall issue the Consultant 400,000 free trading shares of the Company's Common Stock upon execution of this agreement. In addition, the Company will issue warrants to purchase $150,000 in freely trading shares of the Company's Common Stock according to the schedule below.

The warrants will expire 90 days from the date of issue according to the schedule below, and Consultant may exercise any available warrants in any increments of 100,000 or more at any time prior to expiration according to the schedule below. The aforementioned warrants shall be executable at a "Market" price determined by taking the average closing price per share for ten days
previous  to  execution  of  the  warrants  and  multiplying  by  65%.   The
aforementioned warrants shall be considered earned upon execution of the agreement. The Company shall immediately file an S-8 registration including these shares. The Company agrees to file additional S-8 registrations if necessary to fulfill the terms of the contract.

Schedule  For  Compensation

       Date          Description                         Amount/Number
1.     Execution     Issue  Shares                          400,000
2.     Execution     Warrants  at  65%  of  Market          $30,000
3.     11/01/01      Warrants  at  65%  of  Market          $40,000
4.     12/01/01      Warrants  at  65%  of  Market          $40,000
5.     1/01/02       Warrants  at  65%  of  Market          $40,000

During the year ended December 31, 2001 the board of Directors issued 131,935 free trading shares under Regulation S in exchange for professional services valued at $24,637.

During the year ended December 31, 2001 the board of Directors issued 8,196,745 free trading shares to Mark Wilson, Jonathan Knigin, Sepher Niakan, Andy Sikorski, Paul Storti, Anne Balduzzi, Steve Marinkovitch, Jonathan Keane, and Mitch Ackles under Regulation S in exchange for consulting services valued at $258,852.

During the year ended December 31, 2001 the board of Directors issued 127,373 free trading shares under Regulation S in exchange for Software Research and development valued at $31,124.

During the year ended December 31, 2001 the board of Directors issued 3,665,925 free trading shares under Regulation S in exchange for legal services valued at $213,984.

During the year ended December 31, 2001 the Company issued 1,441,191 free trading shares under Regulation S to Donald A. Mitchell and Carl E. Dilley, directors and officers, for management services valued at$146,933.

During the year ended December 31, 2001 the board of Directors issued 13,162,333 free trading shares under Regulation S pursuant to the exercise of warrants for cash of $71,100.

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

12.    Investments

The Company holds two investments in marketable Securities. The first investment was in Ultimate Franchise Systems, Inc. in an exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The President of the Company, Mr. Dilley, and the director Mr. Mitchell, are also on the Board of Directors of DiveDepot.Com, Inc.

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $12,500 reflecting the closing market price of the stock at as of December 31, 2001.

DiveDepot.Com, Inc has restated it's earnings for this period reflecting a substantial write off of it's investment in internet related projects resulting in negative shareholders equity as of Sept 30, 2000. DiveDepot.com, Inc is not publicly traded and therefore the company has written down the value of the investment in DiveDepot.Com, Inc. to $100 reflecting the fair value of the stock as of Sept 30, 2000.

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $49,999 for the period ending Dec 31, 2001. These write-downs are deemed to be temporary in nature and these investments will either be decreased or increased based on changes in market value.

13.    Required  Cash  Flow  Disclosure:

The Company had interest expense of $314 and no income taxes paid for the year ended December 31, 2001.

For the year ended December 31, 2001, the Company entered into agreements for non-cash exchanges of stock for services totaling $1,104,108.

For the year ended December 31, 2001, the Company entered into agreements for non-cash exchanges of free trading shares of stock for software research and development valued at $34,124.

For the year ended December 31, 2001, the Company converted $140,000 principle of convertible debentures to 280,000 free trading common shares of E-Rex, Inc.

For the year ended December 31, 2001, the Company entered into agreements for non-cash exchanges of stock for accounts payable satisfaction totaling $120,000.

For the year ended December 31, 2001, the Company issued stock for cash totaling $136,100.

For the year ended December 31, 2001, the Company had a balance outstanding for accrued stock compensation of $22,500.

14.    SUMMARIZED  QUARTERLY  DATA  (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:






                                       March                June              September           December
   2001                                 31                   30                  30                  31                Total
                                  -------------        -------------        ------------        ------------        ------------
Net revenue                       $       7,966        $      29,072        $     31,975        $     18,172        $     87,185
Loss from Operations                 (1,723,389)            (400,344)           (938,729)           (411,090)         (3,473,552)
Net income (loss)                    (1,738,409)            (416,216)           (953,860)           (427,346)         (3,535,831)
Basic earnings (loss)
  per share                               (0.07)               (0.02)              (0.03)              (0.01)              (0.12)
Diluted earnings (loss)
  per share                               (0.07)               (0.02)              (0.03)              (0.01)              (0.12)
Weighted average shares
  Outstanding                        24,122,005           26,425,681          29,098,552          39,082,212          29,649,570


   2000

Net revenue                                   -                    -        $      7,524        $     28,452        $     35,976
Loss from Operations                   (175,084)          (2,023,162)         (2,501,898)         (3,776,291)         (8,476,435)
Net income (loss)                      (175,084)          (2,023,162)         (2,501,898)         (3,792,709)         (8,492,853)
Basic earnings (loss)
  per share                               (0.01)               (0.11)              (0.13)              (0.16)              (0.45)
Diluted earnings (loss)
  per share                               (0.01)               (0.11)              (0.13)              (0.16)              (0.45)
Weighted average shares
  Outstanding                        13,276,859           17,973,048          18,607,310          23,025,226          18,841,966


15.    Recent  Accounting  Pronouncements

In  July  2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement No. 141, "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Based upon our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect that the impact to 2002 net income associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of approximately $174,000. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.