Form 10QSB
period 2002-03-31
E REX INC
filed 2002-05-15
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 13, 2002, there were 82,095,942 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                        AS OF MARCH 31, 2002
                                                     (A Development Stage Company)

                                                              ASSETS
                                                              ------
                                                                                                    (UnAudited)
                                                                                                     March 31         DEC 31
                                                                                                       2002            2001
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                          191         7,454
Prepaid Expense                                                                                            19,696        20,938
Accounts receivable from related parties                                                                       90           135
Accounts receivable                                                                                        11,381         6,969
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    31,358   $    35,496
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         141,112       126,212
Less: accumulated depreciation                                                                            (53,127)      (41,651)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $    87,985   $    84,561
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $     1,927   $    12,601
                                                                                                      ------------  ------------


     TOTAL ASSETS                                                                                     $   121,270   $   132,658
                                                                                                      ============  ============

                                                    LIABILITIES AND STOCKHOLDERS' DEFECIT
                                                   --------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                                                          112,337       181,734
Accrued liabilities                                                                                        44,217        37,813
Accrued interest on bonds                                                                                  28,473        26,008
Payable - related party                                                                                    12,389         2,837
Demand Note Payable - related party                                                                       501,292       485,811
Convertible debenture bonds                                                                               100,000       100,000
                                                                                                      ------------  ------------

     Total current liabilities                                                                        $   798,708   $   834,203
                                                                                                      ------------  ------------


                                                            STOCKHOLDERS' DEFICIT
                                                            --------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

Common stock, $.001 par value, 100,000,000 authorized
Shares issued and outstanding as of December 31, 2001      54,524,223                                                    54,254
Shares issued and outstanding as of March 31, 2002         71,264,624                                      71,265
Additional paid in capital                                                                             12,831,477    12,621,494
Accrued Stock Compensation                                                                                      -       (22,500)
Deficit accumulated during the development stage                                                      (13,379,788)  (12,817,663)
Accumulated Other Comprehensive Income, net of tax
Net unrealized gains (losses) on marketable securities                                                   (200,392)     (537,400)
                                                                                                      ------------  ------------
     Total stockholders' deficit                                                                      $  (677,438)  $  (701,545)
                                                                                                      ------------  ------------

     TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                           $   121,270   $   132,658
                                                                                                      ============  ============

                           See accompanying notes to the financial statements

                                          E-REX, INC.
                                   STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND 2001
                                (a Development Stage Company)
                                          Unaudited


                                                               THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31         MARCH 31             FROM
                                                                   2002             2001            INCEPTION
                                                               --------------  --------------     --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       7,525   $       7,966      $    130,686

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .         (3,799)        (14,042)          (94,243)

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .          3,726          (6,076)           36,443

EXPENSES

  General and administrative. . . . . . . . . . . . . . . . .       (191,848)     (1,687,521)      (12,777,706)
  Research and development. . . . . . . . . . . . . . . . . .        (29,400)        (29,792)         (327,390)
                                                               --------------  --------------     -------------

  Total expenses. . . . . . . . . . . . . . . . . . . . . . .       (221,248)     (1,717,313)      (13,105,096)
                                                               --------------  --------------     -------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .       (217,522)     (1,723,389)      (13,068,653)

OTHER INCOME

  Interest income                                                          -               -             1,439
  Interest Expense. . . . . . . . . . . . . . . . . . . . . .        (13,235)        (15,020)          (91,932)
  Recovery From Lawsuit                                                    -               -           120,726
  Loss on the sale of investments                                   (331,368)              -          (331,368)
                                                               --------------  --------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . .  $    (562,125)  $  (1,738,409)    $ (13,369,788)

  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .              -               -                 -
                                                               --------------  --------------      ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .  $    (562,125)  $  (1,738,409)    $ (13,369,788)
                                                               ==============  ==============      ============


EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . . . . . . . . .     64,713,386      24,122,005

  Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $       (0.07)
                                                               ==============  ==============

  Weighted average
  Number of shares on a Fully Diluted Basis . . . . . . . . .     64,713,386      24,122,005

  Fully Diluted EPS . . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $       (0.07)
                                                               --------------  --------------

          See accompanying notes to the financial statements


                                                      E-REX, INC.
                                                STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND 2001 AND FROM INCEPTION
                                            (A Development Stage Company)
                                                      Unaudited


                                                               THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED            FROM
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .   MARCH 31         MARCH 31        INCEPTION
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     2002            2001            TO DATE
                                                               -------------  --------------   --------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $    (562,125)  $  (1,738,409)     (13,379,788)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .         38,000       1,350,251        8,606,656
  Stock issued in conversion of Accts. Payable. . . . . . . .         94,825         120,000          214,825
  Stock Issued for Research & Development . . . . . . . . . .              -               -          124,595
  Amortization of stock issued for services in prior period           22,500               -        1,258,045
  Amortization of loss on sale of investments                        331,368               -          331,368
  Warrants issued for Services                                             -         280,800        1,181,673
  Depreciation expense. . . . . . . . . . . . . . . . . . . .         11,476           3,182           53,127
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .         (4,412)          2,271          (11,381)
    Accounts receivable from related parties                              45             298              (90)
    Prepaid professional Fees and Expenses                             1,242               -          (19,696)
  (Increase) Decrease in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (69,397)        (82,692)         112,337
    Accounts payable to related parties                                9,552               -           12,389
    Accrued liabilities . . . . . . . . . . . . . . . . . . .          6,404           3,259           44,217
    Accrued Bond & Note Interest  . . . . . . . . . . . . . .         17,946               -           43,954
                                                               --------------  --------------   --------------

  Total adjustments to net income . . . . . . . . . . . . . .        459,549       1,677,369       11,952,019

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .       (102,576)        (61,040)      (1,427,769)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES

  Purchase of furniture, Equipment & Software . . . . . . . .        (14,900)              -          (48,851)
  Proceeds from sale of investments                                   16,314               -           16,314
                                                               --------------  --------------   --------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . .          1,414               -          (32,537)


CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . .              -          41,001          810,811
  Proceeds from issuance of stock                                     93,899               -        1,084,686
  Payment on loan                                                          -               -         (325,000)
  Purchase of treasury stock. . . . . . . . . . . . . . . . .              -               -         (150,000)
  Issuance of Conv. Debentures                                             -               -           40,000
                                                               --------------  --------------   --------------

  Net cash provided by (used in) financing. . . . . . . . . .         93,899          41,001        1,460,497

CASH RECONCILIATION

  Net increase (decrease) in cash . . . . . . . . . . . . . .         (7,263)        (20,039)             191
  Cash at beginning of year . . . . . . . . . . . . . . . . .          7,454          19,948                0
                                                               --------------  --------------   --------------

CASH BALANCE AT END OF YEAR . . . . . . . . . . . . . . . . .  $         191   $         (91)    $        191
                                                               ==============  ==============   ==============

                                See accompanying notes to the financial statements



                                                          E-REX, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO MARCH 31, 2002
                                                (A Development Stage Company)
                                                         Unaudited

                                                                                                      DEFICIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                             -----------    --------   ------------   -----------   -----------   -----------

Issuance of shares of common
stock on Aug. 26 1986, for
$.044 per share                                 250,000        $250                      $10,750             -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                               (15,354)      (15,354)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance December 31, 1986                       250,000         250             -         10,750       (15,354)       (4,354)

Issuance of shares of common
stock to the public for
$1.00 per share                                  93,215          93                       93,122                      93,215

Deferred offering cost offset
against additional paid-in capital                                                        (7,663)                     (7,663)

Net (loss) for the year ended
Dec. 31, 1987                                                                                          (80,103)      (80,103)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1987                      343,215         343             -         96,209       (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991                                                                                     (4,072)       (4,072)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1991                      343,215         343             -         96,209       (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share                166,716         167                      166,549                     166,716

Deferred offering cost offset
against additional paid-in capital                                                       (26,125)                    (26,125)

Common stock issued on
Feb. 4, 1992 for services                       136,785         137                       27,220                      27,357

Net (loss) for the year ended
Dec. 31, 1992                                                                                         (179,027)     (179,027)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1992                      646,716         647               -      263,853      (278,556)      (14,056)


Issuance of shares of common
stock to the public on Feb. 3,
1933 for $4.00 per share                         32,000          32                      127,968                     128,000

Deferred offering cost offset
against additional paid-in capital                                                       (74,239)                    (74,239)

Common stock issued for legal
services on April 29, 1993                      110,000         110                       21,890                      22,000

Net (loss) for the year ended
Dec. 31, 1993                                                                                          (39,703)      (39,703)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1993                      788,716         789               -      339,472      (318,259)       22,002

Net (loss) for the year ended
Dec. 31, 1994                                                                                           (8,357)       (8,357)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1994                      788,716         789               -      339,472      (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995                                                                                          (19,185)      (19,185)
                                             -----------    --------   ------------   -----------   -----------   -----------


Balance, December 31, 1995                      788,716         789               -      339,472      (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996                                                                                           (4,500)       (4,500)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 1996                      788,716         789               -      339,472      (350,301)      (10,040)

Common stock issued for
services Sep. , 1997                             30,000          30                                                       30

Net income for the year
ended Dec. 31, 1997                                                                                     52,251        52,251
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1997                      818,716         819               -      339,472      (298,050)       42,241

Common stock issued for
services Sep. , 1998                          1,682,000       1,682                        1,000                       2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998                           1,539,500       1,539                      152,410                     153,949

Common stock issued for
services Dec., 1998                             100,000         100                        9,900                      10,000

Net (loss) for the year
ended Dec. 31, 1998                                                                                    (26,493)      (26,493)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1998                    4,140,216       4,140              -       502,782      (324,543)       182,379

Common shares issued
for cash                                        424,000         424                      113,076                     113,500

Common shares issued
for acquisition                               8,137,616       8,138                                                    8,138

Common shares issued
for services                                  3,000,000       3,000                       92,941                      95,941

Net loss for the period                                                                               (464,436)     (464,436)
                                             -----------    --------   ------------   -----------   -----------   -----------

Balance, December 31, 1999                   15,701,832      15,702              -       708,799      (788,979)      (64,478)

Common shares issued
for cash                                      3,290,000       3,290                      325,710                     329,000

Common shares issued
for services and compensation                 9,386,667       9,387                    8,069,873                   8,079,260

Common shares issued
for consulting services                         311,263         311                      127,307                     127,618

Common shares issued
as Settlement Agreement                       1,096,670       1,097                      448,537                     449,634

Accrued
stock compensation                                                      (1,258,045)                               (1,258,045)

Common shares issued in
exchange of shares as
an investment                                 1,000,000       1,000                      399,000                     400,000

Common share purchased
as treasury stock                            (6,977,616)     (6,978)                    (143,022)                   (150,000)

Beneficial Conversion feature of Warrants                                                450,000                     450,000

Accumulated Other losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                       (487,400)

Net loss for the period                                                                             (8,492,853)   (8,492,853)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)   10,386,204    (9,281,832)     (617,264)


Balance, December 31, 2000                   23,808,816    $ 23,809     (1,258,045)   10,386,204    (9,281,832)     (617,264)

Common shares issued
for consulting services                      15,616,949      15,617                    1,088,491                   1,104,108

Common shares issued
for Software Development Investment             127,373         127                       33,997                      34,124

Accrued Stock Compensation                                               1,235,545                                 1,235,545

Common shares issued
in Conversion of accounts payable               600,000         600                      119,400                     120,000

Common shares issued
in Conversion of Convertible Debentures         280,000         280                      139,720                     140,000

Common shares issued
For Cash                                     14,091,085      14,091                      122,009                     136,100

Beneficial Conversion feature of Warrants                                                731,673                     731,673

Accumulated other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        (50,000)

Net loss for the period                                                                             (3,535,831)   (3,535,831)
                                             -----------    --------   ------------   -----------   -----------   -----------
Balance, December 31, 2001                   54,524,223    $ 54,524    $  (22,500)  $ 12,621,494  $(12,817,663) $   (701,545)

         Un Audited
Common shares issued
for consulting services                       2,000,000       2,000                       36,000                      38,000

Accrued Stock Compensation                                                 22,500                                     22,500

Common Shares Issued
In Conversion of accounts payable             4,648,186       4,649                       90,176                      94,825

Common shares issued
For Cash                                     10,092,215      10,092                       83,807                      93,899

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity securities                                                        337,008

Net loss for the period                                                                               (562,125)     (562,125)
                                             ===========    ========   ============   ===========   ===========   ===========
Balance, March 31, 2002                      71,264,624    $ 71,265     $       0   $ 12,831,477  $(13,379,788)   $ (677,438)

See accompanying notes to the financial statements


                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   Unaudited
                                 MARCH 31, 2002

1.     Summary  of  Significant  Accounting  Policies:

Nature of Operations E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994 the Company changed its name to E-Rex, Inc. On February 20, 1999 the Company entered into a business combination (see Note 5). Until September of the year 2000, the Company had no material revenues and is considered to be in the development stage. The Company now operates an Internet web hosting service. The Company continues its development of computer hardware and software products that it intends to sell.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Earnings (Loss) Per Share Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement No. 128, "Earnings per Share". Diluted EPS reflects the potential dilution of securities that could share in the earnings. Basis of Accounting The Company's financial statements are prepared in accordance with generally accepted accounting principles.

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

Maintenance and repairs are charged to expense as incurred; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income. No depreciation is recorded on property and plant left idle.
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities. "This statement requires securities which are available-for-sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity.

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

2.     Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception (August 26, 1986) and is considered to be in its development stage). The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and revenue from its new operation. However, there can be no assurance management will be successful in its endeavors.

E-Rex has entered into an investment agreement with Swartz Private Equity, LLC to raise up to $15 million through a series of sales of our common stock. The dollar amount of each sale is limited by our common stock's price, trading volume, and a minimum period of time that must elapse between each sale. At the current market price of our common stock, the amount of money we can raise through the Swartz agreement is very limited, and we cannot be sure how much money we can raise through the Swartz agreement in the future. Each sale will be to Swartz. In turn, Swartz will either hold our stock in its own portfolio, sell our stock in the open market, or place our stock through negotiated transactions with other investors. The investment agreement provides, in summary:

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

4.     Development  Stage  Company:

The Company is a development stage company. A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through March 31, 2002, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

                                                            Inception
                                    Jan.  1,  1999          (8/26/86)
                                     To  Feb.  20,         To  Dec.  31,
                                        1999                  1999
                                 -------------------     ----------------
     Revenues                    $       --              $       --
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

The Complaint alleges, among other things, that the plaintiffs are shareholders of the Company, that they acquired stock of the Company based on misrepresentations, that management of the Company misappropriated assets of the Company, and further alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Complaint requests an unspecified amount of damages, that the Board of Directors and officers of the Company be removed, and that a receiver or custodian be appointed to operate the business, as well as a judicial determination that the action be maintained as a class action. A hearing has been set for May 13, 2002, on plaintiff's motion for appointment of a receiver and/or custodian, or in the alternative for call of a special meeting of shareholders.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case. In April
2002, the Company was served with a lawsuit brought by Chris Ford, Successor Trustee to the Carol J. Gamble Trust 86, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, General Jurisdictional Division, case number 02 10265CA1S. The defendants in the action are International Investment Banking, Inc. ("IIBI"), the Company, its Board of Directors, and a former Director.

The Complaint alleges, among other things that the plaintiff agreed to lend money to IIBI for the purpose of development of E-Rex's Dragonfly electronic device. The Complaint further alleges theft, diversion of the corporate assets, and breach of fiduciary duties by the defendants in diverting the loan proceeds for the directors' own benefit.

The Complaint requests treble damages in the amount of $750,000 under the note, plus penalties, interest, and attorneys' fees, and an accounting from all defendants.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The plaintiff in this case is the same plaintiff as in the case described below. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

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

On November 16, 2001 the Company issued 300,000 shares of common stock to Donald
A.  Mitchell,  a director and officer, for management services valued at $3,000.

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

Term. - The term of the Employment Agreement shall be extended for an additional two year period, such that the Employment Agreement shall now expire at the end of the day on May 30, 2004.

Compensation and Benefits. - Effective as of the date hereof, in addition to any compensation due Employee under the Employment Agreement or otherwise and except as otherwise provided herein, Employee shall be entitled to the following compensation and benefits:

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

The Company shall issue to Employee warrants to purchase a number of shares of its common stock having an aggregate market value based on the bid price at the time of exercise of $128,700.00 to supplement the depreciation of the stock compensation previously paid to Employee (as provided by the Employment Agreement) and as additional compensation in order to cover the tax liabilities generated by the payment in stock rather than cash required by Company. The warrants shall have a two year term and be exercisable upon written notice to Company setting forth an exercise effective date, at a price that is 50% of the average closing bid price for the five trading days immediately preceding the exercise effective date (the fifth day in the average calculation being one day prior to the exercise date).

The Company shall issue to Employee 90,000 shares of its common stock as additional compensation in order to account for the dilution of Employee's original stock position (as contemplated by the Employment Agreement). The foregoing shares of stock shall be immediately, or shall have been prior to delivery, registered with the Securities and Exchange Commission on Form S-8 or otherwise, so that such shares shall be immediately free trading and able to be sold on the open market upon receipt.

Share Adjustment in the Event of Devaluation. To the extent not otherwise addressed in the Employment Agreement, in the event the aggregate market value of any shares issued pursuant to the Employment Agreement, as amended, declines after issuance, then Company shall from time-to-time as reasonably appropriate (but in no event less frequently than is necessary to provide periodic payments equal to the salary and other sums then due) issue to Employee additional shares of its common stock, registered or to be registered on Form S-8 as provided above, to compensate Employee for any lost value.

8.     Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures mature July 1, 2002 are convertible anytime at the holders option on the basis of 1 common share for each $.50 of debenture par value converted. The debentures accrue interest at the rate of 10% per annum. On August 1, 2001 $140,000 principal of convertible debentures was converted to 280,000 common shares of E-Rex, Inc. At March 31, 2002 there was a total of $100,000 principal convertible debentures and accrued interest of $28,473 outstanding.

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

Stock options have been granted by the Company to Ultimate Franchise Systems Inc., to purchase 3,000,000 shares of E-Rex common stock at an exercise price equal to the average of the closing ask price plus $.01, as quoted on the NASD over-the counter bulletin.

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

Duties Expressly Excluded. - This Agreement expressly excludes the Consultant from providing public relation services to the Company inclusive of but not limited to (i) direct or indirect promotion of the Company's securities; (ii) assistance in making of a market in the Company's securities. The Consultant shall not have the power of authority to bind the Company to any transaction without the Company's prior written consent.

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

The warrants will expire 90 days from the date of issue according to the schedule below, and Consultant may exercise any available warrants in any increments of 100,000 or more at any time prior to expiration according to the schedule below. The aforementioned warrants shall be executable at a "Market"price determined by taking the average closing price per share for ten days previous to execution of the warrants and multiplying by 65%. The aforementioned warrants shall be considered earned upon execution of the agreement. The Company shall immediately file an S-8 registration including these shares. The Company agrees to file additional S-8 registrations if necessary to fulfill the terms of the contract.

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

During the quarter ended March 31, 2002 the board of Directors issued 13,575,401 free trading shares under Regulation S pursuant to the exercise of warrants for cash of $93,900.

During the quarter ended March 31, 2002 the board of Directors issued 4,648,186 restricted shares in payment of outstanding debt to Valcom, Ltd. of $94,823.

During the quarter ended March 31, 2002 the board of Directors issued 1,165,000 free trading shares under Regulation S in exchange for Software Research and development valued at $18,640.

During the quarter ended March 31, 2002 the board of Directors issued 2,000,000 free trading shares under Regulation S in exchange for legal services valued at $38,000.

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

The Exercise Price per share ("Exercise Price") shall initially equal (the "Initial Exercise Price") the lowest Closing Price for the five (5) trading days immediately preceding September 22, 2000, which is $0.50. If the lowest Closing Price of the Company's Common Stock for the five (5) trading days immediately preceding the date, if any, that Swartz Private Equity, LLC executes an Investment Agreement pursuant to the Letter of Agreement (the "Closing Market Price") is less than the Initial Exercise Price, the Exercise Price shall be reset to equal the Closing Market Price, or, if the Date of Exercise is more than six (6) months after the Date of Issuance, the Exercise Price shall be reset to equal the lesser of (i) the Exercise Price then in effect, or (ii) the "Lowest Reset Price," as that term is defined below. The Company shall calculate a "Reset Price" on each six-month anniversary date of the Date of Issuance which shall equal the lowest Closing Price of the Company's Common Stock for the five (5) trading days ending on such six-month anniversary date of the Date of Issuance. The "Lowest Reset Price" shall equal the lowest Reset Price determined on any six-month anniversary date of the Date of Issuance preceding the Date of Exercise, taking into account, as appropriate, any adjustments made pursuant to Section 5 hereof. Notwithstanding the above if all of the following are true on the date of an Exercise of this Warrant, then the Exercise Price with respect to that Exercise only shall be $.50 (subject to any adjustments required under Section 5 of this Warrant), notwithstanding any price resets that would otherwise apply pursuant to this Section 3: (A) the Company has not completed a reverse stock split anytime after the Date of Issuance through and including the date of such Exercise, (B) the lowest Closing Price of the Company's Common Stock for the five (5) trading days immediately preceding the date of such Exercise is $3.00 or greater.

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

12.    Investments

The Company holds two investments in marketable Securities. The first investment was in Ultimate Franchise Systems, Inc. in an exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The Chairman and director of the Company Mr. Mitchell is also on the Board of Directors of DiveDepot.Com,Inc.

The company has sold 86,958 shares of its holdings in Ultimate Franchise Systems, Inc. for $16,314 and recorded a loss of $331,368 and written down the value of the remaining investment in Ultimate Franchise Systems, Inc. to $1,858 reflecting the closing market price of the stock at as of March 31, 2002.

DiveDepot.Com, Inc has restated its earnings for this period reflecting a substantial write off of its investment in internet related projects resulting in negative shareholders equity as of Sept 30, 2000. DiveDepot.com, Inc is not publicly traded and therefore the company has written down the value of the investment in DiveDepot.Com, Inc. to $100 reflecting the fair value of the stock as of Sept 30, 2000.

The write-downs in investments in DiveDepot.Com, Inc and Ultimate Franchise Systems, Inc. resulted in a decline in the book value of investment assets of $1,927 for the period ending March 31, 2002.

13.    Required  Cash  Flow  Disclosure:

The Company had interest expense of $13,225 and no income taxes paid for the quarter ended March 31,2002.

For the quarter ended March 31,2002, the Company entered into agreements for non-cash exchanges of stock for services totaling $38,000.

For the quarter ended March 31,2002, the Company entered into agreements for non-cash exchanges of free trading shares of stock for software research and development valued at $18,640.

For the quarter ended March 31,2002, the Company entered into agreements for non-cash exchanges of stock for accounts payable satisfaction totaling $94,823.

For the quarter ended March 31,2002, the Company issued stock from the exercise of warrants for cash totaling $93,900.

14.    SUMMARIZED  QUARTERLY  DATA  (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                               March               June              September                December
 2001                           31                  30                   30                     31                Total
                            -------------        -----------         ------------           ------------        ------------
Net  revenue                 $    7,966            $  29,072            $  31,975              $  18,172          $  87,185
Loss  from  Operations       (1,723,389)            (400,344)            (938,729)              (411,090)        (3,473,552)
Net  income  (loss)          (1,738,409)            (416,216)            (953,860)              (427,346)        (3,535,831)
Basic  earnings  (loss)
  per  share                      (0.07)               (0.02)               (0.03)                 (0.01)             (0.12)
Diluted  earnings  (loss)
  per  share                      (0.07)               (0.02)               (0.03)                 (0.01)             (0.12)
Weighted  average  shares
  Outstanding                24,122,005           26,425,681           29,098,552             39,082,212         29,649,570

   2000

Net  revenue                          -                    -             $  7,524              $  28,452         $   35,976
Loss  from  Operations         (175,084)          (2,023,162)          (2,501,898)            (3,776,291)        (8,476,435)
Net  income  (loss)            (175,084)          (2,023,162)          (2,501,898)            (3,792,709)        (8,492,853)
Basic  earnings  (loss)
  per share                       (0.01)               (0.11)               (0.13)                 (0.16)             (0.45)
Diluted  earnings  (loss)
  per share                       (0.01)               (0.11)               (0.13)                 (0.16)             (0.45)
Weighted  average  shares
  Outstanding                13,276,859           17,973,048           18,607,310             23,025,226         18,841,966


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

QUARTERS  ENDED  MARCH  31,  2001  AND  2002

Results  of  Operations

     We had significant losses of $562,125 for the quarter ended March 31, 2002. We have funded losses by the sale of additional securities and the issuance of stock for services. We expect losses to continue. Other than the Swartz financing, we have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

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

     On a long-term basis, the Company's liquidity is dependent on revenue generation, additional infusions of capital, and potential debt financing. We currently have no arrangements for such financing and there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

Revenue

     The Company's total revenue for the quarter ended March 31, 2002 was $7,525, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $3,799, resulting in gross profit of $3,726 for the quarter. The Company had total revenue for the quarter ended March 31, 2001 of $7,966, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $14,042, resulting in gross profit of ($6,076). The Company did not have any revenues for the quarter ended March 31, 2000.

General  and  Administrative

     The Company's general and administrative expenses totaled $191,848 for the quarter ended March 31, 2002, as compared to $1,687,521 for the previous year, a decrease of approximately 89%. Of the total general and administrative expenses, $38,000, or 19.8%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue throughout the current fiscal year. The Company also recorded $29,400 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the quarter ended March 31, 2002 were $562,125 as compared to $1,738,409 for the prior year, a decrease of approximately 68%. The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 64,713,386, was $0.01 per share, a substantial decrease from the loss per share of $0.07 for the previous year.

Liquidity  and  Capital  Requirements

     The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Working capital has been primarily obtained through the private placement of common stock and loan advances. The web design and hosting business of the Company has not expanded significantly due to the recessionary economic climate and is a minor part of the overall business. It is not expected that revenues from this area of the business will be sufficient in the near term to fund ongoing operations and development and the bringing to market of the Dragonfly.

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

     It is anticipated that the equity line from Swartz Private Equity, LLC, will be sufficient to meet those needs, however, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future. In addition, the Swartz line of credit can only be utilized by the Company upon the effectiveness of a registration statement filed with the SEC, and then only if certain conditions are met and certain conditions precedent exist. For example, at the current market price of our common stock, the amount of money we can raise through the Swartz agreement is very limited, and we cannot be sure how much money we can raise through the Swartz agreement in the future. It is possible that the company may not have sufficient capital to meet its short term requirements prior to the funding from the Swartz equity line becoming available and there is the potential due to market conditions that the amount of funding available under the Swartz financing agreement may be limited and not necessarily cover all operating and research and development expenses. In such an event, the Company may raise additional operating capital through private placements of equity and/or debt securities. However there can be no assurances that it will be successful in its endeavors.

     The Company received proceeds from the sale of common stock of $93,899 for the quarter ended March 31, 2002 resulting in net cash provided by financing activities of $93,899. The Company received proceeds from loan advances of $41,001 for the quarter ended March 31, 2001 resulting in net cash provided by financing activities of $41,001.

     The Company purchased fixed assets of $14,900 during the three months ended March 31, 2002 and made no fixed asset purchases during the same period in 2001. The company received proceeds from the sales of investments held in Ultimate Franchise Systems, Inc., of $16,314 during the three months ended March 31, 2002 resulting in net cash flows from investing activities of $1,414 during the period ended March 31, 2002.

     In the opinion of the Company's management, lawsuits currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the ongoing development of the Dragonfly product. Such strategies may include seeking shareholder approval to increase the authorized common stock so that additional funds can be raised, selling some or all of the Company's current assets, and/or acquiring one or more businesses with positive cash flow. No decisions have been made as of this time.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

Chris  Ford,  Successor Trustee to the Carol J. Gamble 86 Trust v. International
--------------------------------------------------------------------------------
Investment  Banking,  Inc.,  et  al
-----------------------------------

     In April 2002, the Company was served with a lawsuit brought by Chris Ford, Successor Trustee to the Carol J. Gamble Trust 86, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, General Jurisdictional Division, case number 02-10265CA1S. The defendants in the action are International Investment Banking, Inc. ("IIBI"), the Company, its Board of Directors, and a former Director.

     The Complaint alleges, among other things, that the plaintiff agreed to lend money to IIBI for the purpose of development of E-Rex's Dragonfly electronic device. The Complaint further alleges theft, diversion of the corporate assets, and breach of fiduciary duties by the defendants in diverting the loan proceeds for the directors own benefit.

     The Complaint requests treble damages in the amount of $750,000 under the note, plus penalties, interest, and attorneys' fees, and an accounting from all defendants.

     The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The plaintiff in this case is the same plaintiff as in the case described below. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

Carol  Gamble  Trust  86,  et  al  v.  E-Rex,  Inc.,  et  al
------------------------------------------------------------

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

     The Court has appointed a Special Master to gather certain factual data alleged in the Complaint, but the hearing on plaintiff's motion for appointment of a receiver and/or custodian, or in the alternative for call of a special meeting of shareholders, has been continued several times until the plaintiffs can establish proper standing. Hearings have also been set on the Company's motion to disqualify plaintiff's counsel, and on plaintiff's motion for certification as a class action.

     The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

Management's  Discussion
------------------------

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company.

     In the opinion of the Company's management, matters currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the ongoing development of the Dragonfly product. Such strategies may include seeking shareholder approval to increase the authorized common stock so that additional funds can be raised, selling some or all of the Company's current assets, and/or acquiring one or more businesses with positive cash flow. No decisions have been made as of this time.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In February 20, 2002, the Company issued 4,648,186 shares of common stock, restricted in accordance with Rule 144, to Paul MacPherson, a principal of Valcom Limited, as consideration for $94,823.00 in services rendered by Valcom to E-Rex. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5          OTHER  INFORMATION

Withdrawal  of  Registration  Statement
---------------------------------------

     On February 6, 2002, the Company withdrew its pending Registration Statement on Form SB-2 in order to address certain substantive comments from the Securities and Exchange Commission.

Restated  Financial  Statements
-------------------------------

     On March 28, 2002, the Company restated certain of its financial statements by filing an amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2000, and an amended Annual Report on Form 10-KSB/A for the year ended December 31, 2000.

     On April 9, 2002, the Company restated certain of its financial statements by filing an amended Quarterly Report on Form 10-QSB/A for each of the quarterly periods ended March 31, 2001, June 30, 2001, and September 30, 2001.

     In each instance, the restatements were made to clarify and provide additional information as requested by the Securities and Exchange Commission, including classifying the Company as a development stage enterprise, clarifying policies regarding revenue recognition, and the policies, treatment, and charges related to investments the Company holds.

Indemnification  of  Directors
------------------------------

     On February 15, 2002, the Board of Directors of the Company, in accordance with the Bylaws of the Company and applicable sections of the Nevada Revised Statutes, unanimously approved an Indemnification Agreement between the Company and each of Carl Dilley, Donald A. Mitchell, Jeffrey M. Harvey, and Joseph Pacheco.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     10.1     Indemnification  Agreement  dated  February  15,  2002.

(b)  Reports  on  Form  8-K

     On March 6, 2002, the Company filed a Current Report on Form 8-K dated March 4, 2002, regarding the appointment of Parks, Tschopp, Whitcomb & Orr,
P.A., Certified Public Accountants, as the principal accountant to audit the financial statements of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  13,  2002                          E-Rex,  Inc.


                                                /s/  Carl  E.  Dilley
                                                ______________________________

                                                By:   Carl  E.  Dilley
                                                Its:  President  and
                                                      Chief  Financial  Officer