Form 10QSB/A
period 2001-03-31
E REX INC
filed 2002-07-16
CIK 1093159

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No _____
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes _____   No ______



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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

E-Rex, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended March 31, 2001, was originally filed with the Commission on June 16, 2001 and an amended Quarterly Report was filed with the Commission on April 9, 2002. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas where changes were deemed necessary. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

The financial statements have been revised to present the ongoing financial information as a development stage enterprise as well as provide more detailed information regarding the Swartz funding agreement and the inclusion of related charges, policies regarding revenue recognition, and the policies, treatment, and charges related to investments the Company holds to better comply with U.S. GAAP standards.

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

ITEM  1     FINANCIAL  STATEMENTS

                                                 E-REX, INC.
                                                BALANCE SHEET
                                             AS OF MARCH 31, 2001
                                        (a Development Stage Company)

                                                    ASSETS
                                                    ------


                                                            MARCH 31      MARCH 31
                                                              2001         2000
                                                           (Restated)     (Restated)
                                                           ------------  -----------
CURRENT ASSETS
---------------------------------------------------------

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .          (91)      92,701
  Prepaid Expense . . . . . . . . . . . . . . . . . . . .        1,444    7,438,425
  Accounts receivable from related parties. . . . . . . .        1,793            -
  Accounts receivable . . . . . . . . . . . . . . . . . .       18,693       51,500
                                                           ------------  -----------

    Total Current Assets. . . . . . . . . . . . . . . . .  $    21,839   $7,582,626
                                                           ------------  -----------


PROPERTY AND EQUIPMENT
---------------------------------------------------------

  Furniture, equipment and software . . . . . . . . . . .      116,792        4,937

  Less: accumulated depreciation. . . . . . . . . . . . .      (10,982)      (2,896)
---------------------------------------------------------  ------------  -----------

    Total Other Assets. . . . . . . . . . . . . . . . . .  $   105,810   $    2,041
                                                           ------------  -----------

OTHER ASSETS
---------------------------------------------------------

  Investments . . . . . . . . . . . . . . . . . . . . . .  $    15,700   $        -
                                                           ------------  -----------


      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   143,349   $7,584,667
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
                                                           ============  ===========
    See accompanying notes to the financial statements

                                          E-REX, INC.
                                   STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000
                                (a Development Stage Company)


                                                               THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31         MARCH 31             FROM
                                                                   2001             2000            INCEPTION
                                                                (Restated)       (Restated)         (Restated)
                                                               --------------  --------------     --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       7,966   $           -      $     43,942
-------------------------------------------------------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .         14,042               -            24,649
-------------------------------------------------------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .         (6,076)              -            19,293
-------------------------------------------------------------  --------------

EXPENSES
-------------------------------------------------------------

  General and administrative. . . . . . . . . . . . . . . . .      1,687,521         175,084        10,948,740
  Research and development. . . . . . . . . . . . . . . . . .         29,792               -           181,521
                                                               --------------  --------------     -------------

  Total expenses. . . . . . . . . . . . . . . . . . . . . . .      1,717,313         175,084        11,130,261
                                                               --------------  --------------     -------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .     (1,723,389)       (175,084)      (11,110,968)
-------------------------------------------------------------  --------------  --------------     -------------

OTHER INCOME
-------------------------------------------------------------

  Interest income                                                          -               -             1,439
  Interest Expense. . . . . . . . . . . . . . . . . . . . . .        (15,020)              -           (31,438)
  Recovery From Lawsuit                                                    -               -           120,726
                                                               --------------  --------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)    $ (11,020,241)
-------------------------------------------------------------

  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .              -               -                 -
                                                               --------------  --------------      ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)    $ (11,020,241)
-------------------------------------------------------------  ==============  ==============      ============


EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . . . . . . . . .     24,122,005      13,276,859

  Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.07)  $       (0.01)
                                                               ==============  ==============

  Weighted average
  Number of shares on a Fully Diluted Basis . . . . . . . . .     24,122,005      13,276,859

  Fully Diluted EPS . . . . . . . . . . . . . . . . . . . . .  $       (0.07)  $       (0.01)
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

                                                                                                      DEFECIT
                                                                         ACCRUED       ADDITIONAL    ACCUMULATED
                                                COMMON       STOCK        STOCK         PAID-IN        DURING
                                                SHARES       AMOUNT    COMPENSATION     CAPITAL      DEV. STAGE      TOTAL
                                              (Restated)   (Restated)   (Restated)     (Restated)    (Restated)    (Restated)
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
                                             ===========    ========   ============   ===========   ===========   ===========

                                        See accompanying notes to the financial statements


                                                      E-REX, INC.
                                                STATEMENT OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000
                                            (A Development Stage Company)


                                                               THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED            FROM
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .   MARCH 31         MARCH 31        INCEPTION
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     2001            2000            TO DATE
                                                               (Restated)      (Restated)       (Restated)
-------------------------------------------------------------  --------------  --------------   --------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,738,409)  $    (175,084)     (11,020,241)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .      1,350,251         127,175        8,814,799
  Stock issued in conversion of debt. . . . . . . . . . . . .        120,000               -          120,000
  Stock Issued for Research & Development . . . . . . . . . .              -               -          124,595
  Warrants issued for Services                                       280,800               -          730,800
  Depreciation expense. . . . . . . . . . . . . . . . . . . .          3,182               -           10,982
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .          2,271         (51,500)         (20,486)
  (Increase) Decrease in
    Employee advance. . . . . . . . . . . . . . . . . . . . .            298                                -
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (82,692)         (8,896)         168,216
  Increase (Decrease) in
    Accrued liabilities . . . . . . . . . . . . . . . . . . .          4,703                            9,624
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,444)         20,000           11,932
                                                               --------------  --------------   --------------

  Total adjustments to net income . . . . . . . . . . . . . .      1,677,369          86,779        9,970,462

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .        (61,040)        (88,305)      (1,049,779)

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

2.  Basis  of  Presentation  as  a  Going  Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception (August 26, 1986) and is considered to be in its development stage. The Company continues to operate at a loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

     The loss per share, based on a weighted average number of shares of 24,122,005 was $0.07 per share, compared with the loss per share of $0.04 for the period ended March 31, 2000.

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

The company has written down the value of the investment in Ultimate Franchise Systems, Inc. to $15,600 reflecting the closing market price of the stock at as of March 31, 2001.

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



Dated:  July  12,  2002                           E-Rex,  Inc.

                                                  /s/ Carl E. Dilley
                                                  ______________________________

                                                  By:  Carl  E.  Dilley

                                                  Its: President  and  Chief
                                                       Financial  Officer