Form 10QSB/A
period 2001-06-30
E REX INC
filed 2002-07-16
CIK 1093159

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No ____
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes ____  No ____


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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

E-Rex, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended June 30, 2001, was originally filed with the Commission on August 8, 2001, and an amended Quarterly Report was filed with the Commission on April 9, 2002. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas where changes were deemed necessary. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF JUNE 30, 2001 AND DEC 31, 2000.
                                                   (a Development Stage Company)

                                                              ASSETS
                                                              ------

                                                                                                      JUNE 30          DEC 31
                                                                                                       2001            2000
                                                                                                    (Restated)       (Restated)
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       12,365        19,948
Prepaid Expense                                                                                            64,259             -
Accounts receivable from related parties                                                                    4,129           298
Accounts receivable                                                                                        14,966        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    95,719   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         127,282        92,792
Less: accumulated depreciation                                                                            (21,375)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $   105,907   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $    10,100   $    62,600
                                                                                                      ------------  ------------


                                                                                                      $   211,726   $   190,595
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
                            AND FOR THE THREE MONTHS ENDING JUNE 30, 2001 AND 2000
                                         (A Development Stage Company)

                                                      SIX MONTHS    SIX MONTHS    THREE MONTHS   THREE MONTHS
                                                         ENDED        ENDED          ENDED         ENDED
                                                        JUNE 30      JUNE 30        JUNE 30       JUNE 30              FROM
                                                         2001          2000          2001          2000             INCEPTION
                                                      (Restated)    (Restated)    (Restated)    (Restated)          (Restated)
                                                     -----------   ------------  ------------  --------------     --------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    37,518   $         -   $    29,072   $         -       $      73,494
---------------------------------------------------

COST OF SALES . . . . . . . . . . . . . . . . . . .       37,750             -        23,228             -              48,357
---------------------------------------------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .         (232)            -         5,844             -              25,137
---------------------------------------------------
EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (2,052,312)   (3,187,584)     (364,791)    (2,023,162)        11,313,531
Research and development. . . . . . . . . . . . . .      (71,189)            -       (41,397)                          222,918
                                                     ------------  ------------  ------------  --------------     --------------

Total expenses. . . . . . . . . . . . . . . . . . .   (2,123,501)   (3,187,584)     (406,188)    (2,023,162)        11,536,449
                                                     ------------  ------------  ------------  --------------     --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (2,123,733)   (3,187,584)     (400,344)    (2,023,162)       (11,511,312)
---------------------------------------------------  ------------  ------------  ------------  --------------     --------------

OTHER INCOME
---------------------------------------------------

Interest Income                                                -             -             -             -               1,439
Interest Expense. . . . . . . . . . . . . . . . . .      (30,892)       (5,608)      (15,872)            -             (47,310)
Recovery From Lawsuit                                                                                                  120,726
                                                     ------------  ------------  ------------  --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(2,154,625)  $(3,193,192)  $  (416,216)   $(2,023,162)     $ (11,436,457)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -             -                   -
                                                     ------------  ------------  ------------  --------------     --------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(2,154,625)  $(3,193,192)  $  (416,216)   $(2,023,162)       (11,436,457)
---------------------------------------------------   ============ ============  ============  ==============     ==============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   25,293,366    17,973,048    26,425,681     17,973,048

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.09)  $     (0.18)  $     (0.02)  $      (0.11)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   25,293,366    17,973,048    26,425,681     17,973,048

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.09)  $     (0.18)  $     (0.02)  $      (0.11)
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

     The Company's total revenue for the six month period ended June 30, 2001 was $37,518, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $37,750, resulting in gross profit of ($232). The Company did not report any revenues for the same period in 2000.

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