Form 10QSB/A
period 2001-09-30
E REX INC
filed 2002-07-16
CIK 1093159

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

E-Rex, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended September 30, 2001, was originally filed with the Commission on November 14, 2001, and an amended Quarterly Report was filed with the Commission on April 9, 2002. References throughout this Quarterly
Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas where changes were deemed necessary. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS


                                                             E-REX, INC.
                                                            BALANCE SHEET
                                                AS OF SEPTEMBER 30, 2001 AND DEC 31, 2000.
                                                     (A Development Stage Company)

                                                              ASSETS
                                                              ------

                                                                                                      30-Sep          DEC 31
                                                                                                       2001            2000
                                                                                                    (Restated)      (Restated)
                                                                                                      -------         -------

CURRENT ASSETS
--------------

Cash                                                                                                       14,325        19,948
Prepaid Expense                                                                                            30,906             -
Accounts receivable from related parties                                                                    4,960           298
Accounts receivable                                                                                         9,318        22,757
                                                                                                      ------------  ------------

     Total Current Assets                                                                             $    59,509   $    43,003
                                                                                                      ------------  ------------


PROPERTY AND EQUIPMENT
----------------------

Furniture, equipment and software                                                                         130,361        92,792
Less: accumulated depreciation                                                                            (32,561)       (7,800)
                                                                                                      ------------  ------------

     Total Other Assets                                                                               $    97,800   $    84,992
                                                                                                      ------------  ------------

OTHER ASSETS
------------

Investments                                                                                           $     7,101   $    62,600
                                                                                                      ------------  ------------


     TOTAL ASSETS                                                                                     $   164,410   $   190,595
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


                                                      NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS
                                                         ENDED         ENDED          ENDED         ENDED
                                                        30-SEP         30-SEP        30-SEP        30-SEP             FROM
                                                         2001           2000          2001          2000            INCEPTION
                                                      (Restated)     (Restated)    (Restated)    (Restated)        (Restated)
                                                     -----------   ------------  ------------  --------------    ---------------

REVENUE . . . . . . . . . . . . . . . . . . . . . .  $    69,489   $     7,524   $    31,975   $      7,524       $     105,465
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

COST OF SALES . . . . . . . . . . . . . . . . . . .       66,321             -        28,571              -              76,928
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .        3,168         7,524         3,404          7,524              28,537
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

EXPENSES
---------------------------------------------------

General and administrative. . . . . . . . . . . . .   (2,931,147)   (5,702,614)     (878,838)    (2,509,422)        (12,192,366)
Research and development. . . . . . . . . . . . . .     (134,484)            -       (63,295)             -            (286,213)
                                                     ------------  ------------  ------------  --------------    ---------------

Total expenses. . . . . . . . . . . . . . . . . . .   (3,065,631)   (5,702,614)     (942,133)    (2,509,422)        (12,478,579)
                                                     ------------  ------------  ------------  --------------    ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .   (3,062,463)   (5,695,090)     (938,729)    (2,501,898)        (12,450,042)
---------------------------------------------------  ------------  ------------  ------------  --------------    ---------------

OTHER INCOME
---------------------------------------------------

Interest Income                                                                                                           1,439
Interest Expense. . . . . . . . . . . . . . . . . .      (46,023)                    (15,131)                           (62,441)
Recovery From lawsuit                                          -             -             -              -             120,726
                                                     ------------  ------------  ------------  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .  $(3,018,486)  $(5,695,090)  $  (953,860)   $(2,501,898)        (12,390,318)
---------------------------------------------------
Income Taxes. . . . . . . . . . . . . . . . . . . .            -             -             -              -                   -
                                                     ------------  ------------  ------------  --------------    ---------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $(3,108,486)  $(5,695,090)  $  (953,860)   $(2,501,898)        (12,390,318)
---------------------------------------------------   ============ ============  ============  ==============    ===============


EARNINGS (LOSS) PER SHARE
Weighted average
Number of shares Outstanding. . . . . . . . . . . .   26,576,013    18,607,310    29,098,552     18,607,310

Basic EPS . . . . . . . . . . . . . . . . . . . . .  $     (0.12)  $     (0.31)  $     (0.03)  $      (0.13)
                                                     ============  ============  ============  ==============

Weighted average
Number of shares on a Fully Diluted Basis . . . . .   26,576,013    18,607,310    29,098,552     18,607,310

Fully Diluted EPS . . . . . . . . . . . . . . . . .  $     (0.12)  $     (0.31)  $     (0.03)  $      (0.13)
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
                                             ===========    ========   ============   ===========   ===========   ===========

                           See accompanying notes to the financial statements



                                            E-REX, INC.
                                     STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                 (A Development Stage Company)


                                                            NINE MONTHS   NINE MONTHS
                                                               ENDED         ENDED           FROM
CASH FLOWS FROM (FOR)                                         30-SEP        30-SEP         INCEPTION
OPERATING ACTIVITIES                                           2001          2000           TO DATE
                                                            (Restated)    (Restated)       (Restated)
--------------------                                        ------------  -----------    --------------

Net (Loss).        . . . . . . . . . . . . . . . . . . . .  $(3,108,486)  $(5,695,090)   $  (12,390,318)
                                                            ------------  ------------   --------------
Adjustments to reconcile net loss to
to net cash provided by
operating activities:

Stock issued for Services. . . . . . . . . . . . . . . . .      950,318     4,816,294         8,414,866
Stock Issued for Research & Development. . . . . . . . . .            -       124,595           124,595
Stock Issued in conversion of Accts Payable                     120,000             -           120,000
Warrants issued for services                                    594,000       280,800         1,044,000
Amortization of stock issued for services in prior period.    1,239,692             -         1,239,692
Depreciation expense . . . . . . . . . . . . . . . . . . .       24,761        (2,863)           32,561
(Increase) Decrease in
  Accounts receivable. . . . . . . . . . . . . . . . . . .       13,439         7,524            (9,318)
  Accounts receivable from related parties . . . . . . . .       (4,960)            -            (4,960)
  Prepaid professional Fees and Expenses . . . . . . . . .      (29,164)            -           (29,462)
  Deposits & Retainers                                           (1,444)            -            (1,444)
Increase (Decrease) in
  Accounts payable . . . . . . . . . . . . . . . . . . . .       72,518             -           158,198
  Accounts payable related parties                              (70,329)            -            94,898
  Accrued liabilities. . . . . . . . . . . . . . . . . . .        8,016       125,624            18,854
  Accrued Bond Interest. . . . . . . . . . . . . . . . . .       16,054             -            23,514
  Work In Progress Deposits. . . . . . . . . . . . . . . .       26,623             -            26,623
                                                              ------------  ----------   --------------

Total adjustments to net income (loss) . . . . . . . . . .    2,959,524     5,351,974        11,252,617
                                                              ------------  ----------   --------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . .     (148,962)     (343,116)       (1,137,701)
                                                              ------------  ----------   --------------
CASH FLOWS FROM (FOR)
INVESTING ACTIVITES
---------------------

Purchase of furniture, Equipment & Software                      (3,446)      (48,852)          (38,100)
                                                            ------------  ------------   --------------
Net cash flows provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . .       (3,446)      (48,852)          (38,100)
                                                            ------------  ------------   --------------
CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
----------------------

Proceeds from loan from related party. . . . . . . . . . .       81,785       487,013           705,439
Proceeds from issuance of stock. . . . . . . . . . . . . .       65,000       329,000           919,687
Payment on loan. . . . . . . . . . . . . . . . . . . . . .            -      (314,000)         (325,000)
Purchase of treasury stock . . . . . . . . . . . . . . . .            -      (150,000)         (150,000)
Proceeds of Conv. Deb Issue                                           -        20,000            40,000
                                                            ------------  ------------   --------------

Net cash provided by financing activities. . . . . . . . .      146,785       372,013         1,190,126
                                                            ------------  ------------   --------------

CASH RECONCILIATION
-------------------

Net decrease in cash.            . . . . . . . . . . . . .       (5,623)      (19,955)           14,325
Cash at beginning of period. . . . . . . . . . . . . . . .       19,948        22,006                 0
                                                            ------------  ------------   --------------

CASH BALANCE AT END OF PERIOD. . . . . . . . . . . . . . .  $    14,325   $     2,051    $       14,325
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

At Sept 30, 2001 the Company has an amount of $94,89`8 outstanding to ("IIBI") for services that is comprised of $10,548 in interest accrued on the demand loan payable to ("IIBI") and $84,350 for management related services.

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


If the ACSBP equals or exceeds:     Promoter shall receive:          Exercisable at:
-------------------------------     -----------------------          ---------------

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