Form 10KSB/A
period 2001-12-31
E REX INC
filed 2002-07-16
CIK 1093159

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

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I


EXPLANATORY  NOTE

E-Rex, Inc. has restated its Annual Report on Form 10-KSB. This Annual Report is for the year ended December 31, 2001, and was originally filed with the Commission on April 12, 2002. References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas where changes were deemed necessary. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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


Name                    AGE     POSITION(S)
----                    ---     -----------

Donald  A.  Mitchell    67      Chairman  of  the  Board  (2000)

Carl  E.  Dilley        46      Chief  Executive  Officer,  President,
                                Secretary and Director  (2000)

Joseph  Pacheco         42      Director  (2001)

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



Dated:  July  12,  2002                           E-Rex,  Inc.

                                                  /s/ Carl E. Dilley
                                                  ______________________________

                                                  By:  Carl  E.  Dilley
                                                  Its: President  and  Chief
                                                       Financial  Officer



                                                  /s/ Donald A. Mitchell
Dated:  July  12,  2002                           ______________________________

                                                  By:  Donald  A.  Mitchell
                                                  Its: Director



                                                  /s/ Joseph Pacheco
Dated:  July  12,  2002                           ______________________________

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

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.
________________________________________
Parks, Tschopp, Whitcomb & Orr P.A.
Certified Public Accountants
Maitland, Florida

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