Form 10QSB
period 2002-06-30
E REX INC
filed 2002-08-14
CIK 1093159

25

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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
v              ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes     No.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 13, 2002, there were 97,910,757 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS


                                         E-REX, INC.
                                        BALANCE SHEET
                          AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                (A DEVELOPMENT STAGE COMPANY)


                                          ASSETS
                                       -------------
                                                                 (UnAudited)
                                                                   JUNE 30        DEC 31
                                                                     2002          2001
                                                                -------------  -------------
CURRENT ASSETS
--------------------------------------------------------------

  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .           208          7,454
  Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .        15,025         20,938
  Accounts receivable from related parties . . . . . . . . . .           404            135
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .         9,588          6,969
                                                                -------------  -------------

    Total Current Assets . . . . . . . . . . . . . . . . . . .  $     25,225   $     35,496
                                                                -------------  -------------

PROPERTY AND EQUIPMENT
--------------------------------------------------------------

  Furniture, equipment and software. . . . . . . . . . . . . .       141,112        126,212
--------------------------------------------------------------
  Less: accumulated depreciation . . . . . . . . . . . . . . .       (64,731)       (41,651)
--------------------------------------------------------------  -------------  -------------
    Total Other Assets . . . . . . . . . . . . . . . . . . . .  $     76,381   $     84,561
                                                                -------------  -------------

OTHER ASSETS
--------------------------------------------------------------

  Investments. . . . . . . . . . . . . . . . . . . . . . . . .  $        101   $     12,601
--------------------------------------------------------------  -------------  -------------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $    101,707   $    132,658
                                                                =============  =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES
--------------------------------------------------------------
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .       319,656        181,734
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .        58,110         37,813
  Accrued interest on bonds. . . . . . . . . . . . . . . . . .        30,912         26,008
  Demand Note Payable. . . . . . . . . . . . . . . . . . . . .       213,198              -
  Payable - related party. . . . . . . . . . . . . . . . . . .        64,792          2,837
  Demand Note Payable -related party . . . . . . . . . . . . .       332,360        485,811
  Convertible debenture bonds. . . . . . . . . . . . . . . . .       100,000        100,000
                                                                -------------  -------------
    Total current liabilities. . . . . . . . . . . . . . . . .  $  1,119,028   $    834,203
                                                                -------------  -------------

          STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------
  Common stock, $.0001 par value, 100,000,000 authorized
  54,524,223 shares issued and outstanding as of Dec 31-2001 .        54,524
  82,095,942 shares issued and outstanding as of June 30-2002.        82,096
  Additional paid in capital . . . . . . . . . . . . . . . . .    13,014,946     12,621,494
  Accrued Stock Compensation . . . . . . . . . . . . . . . . .             -        (22,500)
  Deficit accumulated during the development stage . . . . . .   (13,964,463)   (12,817,663)
  Accumulated Other Comprehensive Income, net of tax
  Net unrealized gains (losses) on marketable securities . . .      (149,900)      (537,400)
                                                                -------------  -------------
    Total Stockholders' Deficit. . . . . . . . . . . . . . . .  $ (1,017,321)  $   (701,545)
                                                                -------------  -------------

      TOTAL LIABILITIES AND EQUITY (DEFICIT) . . . . . . . . .  $    101,707   $    132,658
                                                                =============  =============

    See accompanying notes to the financial statements


                                                       E-REX, INC.
                                                 STATEMENT OF OPERATIONS
                                    FOR THE SIX MONTHS ENDING JUNE 30, 2002 AND 2001,
                            THE THREE MONTHS ENDING JUNE 30, 2002 AND 2001 AND FROM INCEPTION
                                              (A DEVELOPMENT STAGE COMPANY)
                                                          UnAudited


                                                    SIX MONTHS    SIX MONTHS    THREE MONTHS    THREE MONTHS
                                                         ENDED         ENDED           ENDED           ENDED
                                                       JUNE 30       JUNE 30         JUNE 30         JUNE 30            FROM
                                                          2002          2001            2002            2001       INCEPTION
                                                   ------------  ------------  --------------  --------------   ------------

REVENUE . . . . . . . . . . . . . . . . . . . . .  $    10,930   $    37,518   $       3,380   $      29,072    $   134,090
-------------------------------------------------

COST OF SALES . . . . . . . . . . . . . . . . . .       (8,051)      (37,750)         (4,252)        (23,228)       (98,495)
-------------------------------------------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . .        2,879          (232)           (872)          5,844         35,596
-------------------------------------------------

EXPENSES
-------------------------------------------------

  General and administrative. . . . . . . . . . .     (493,360)   (2,052,312)       (301,513)       (364,791)   (13,089,218)
  Research and development. . . . . . . . . . . .     (246,400)      (71,189)       (217,000)        (41,397)      (544,390)
                                                   ------------  ------------  --------------  --------------  -------------


  Total expenses. . . . . . . . . . . . . . . . .     (739,760)   (2,123,501)       (518,513)       (406,188)   (13,633,608)
                                                   ------------  ------------  --------------  --------------  -------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . .     (736,881)   (2,123,733)       (519,385)       (400,344)   (13,598,012)
-------------------------------------------------  ------------  ------------  --------------  --------------  -------------

OTHER INCOME
-------------------------------------------------

  Interest income . . . . . . . . . . . . . . . .            -             -               -               -          1,439
  Interest Expense. . . . . . . . . . . . . . . .      (28,833)      (30,892)        (15,597)        (15,872)      (107,530)
  Recovery From Lawsuit . . . . . . . . . . . . .            -             -               -               -        120,726
  Loss on the sale of investments . . . . . . . .     (381,085)            -         (49,717)              -       (381,085)
                                                   ------------  ------------  --------------  --------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . .  $(1,146,800)  $(2,154,625)  $    (584,699)  $    (416,216)  $(13,964,462)
-------------------------------------------------

  Income Taxes. . . . . . . . . . . . . . . . . .            -             -               -               -               -
                                                   ------------  ------------  --------------  --------------  -------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $(1,146,800)  $(2,154,625)  $    (584,699)  $    (416,216)  $(13,964,462)
-------------------------------------------------  ============  ============  ==============  ==============  =============


EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . . .   73,283,776    25,293,366      80,629,824      26,425,681

  Basic EPS . . . . . . . . . . . . . . . . . . .  $     (0.02)  $     (0.09)  $       (0.01)  $       (0.02)
                                                   ============  ============  ==============  ==============

  Weighted average
  Number of shares on a Fully Diluted Basis . . .   73,283,776    25,293,366      80,629,824      26,425,681

  Fully Diluted EPS . . . . . . . . . . . . . . .  $     (0.02)  $     (0.09)  $       (0.01)  $       (0.02)
                                                   ============  ============  ==============  ==============

          See accompanying notes to the financial statements



                                                            E-REX, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             CONTINUED
                                 FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO JUNE 30, 2002
                                                   (A DEVELOPMENT STAGE COMPANY)


Balance, December 31, 2000. . . . . . . . . . . .  23,808,816        23,809 (1,258,045)  10,386,204    (9,281,832)     (617,264)

Common shares issued
for consulting services . . . . . . . . . . . . .  15,616,949        15,617               1,088,491                   1,104,108

Common shares issued
for Software Development Investment . . . . . . .     127,373           127                  33,997                      34,124

Accrued Stock Compensation. . . . . . . . . . . .                            1,235,545                                1,235,545

Common Shares Issued
In Conversion of accounts payable . . . . . . . .     600,000           600                 119,400                     120,000

Common shares issued
in Conversion of Convertible Debentures . . . . .     280,000           280                 139,720                     140,000

Common shares issued
For Cash. . . . . . . . . . . . . . . . . . . . .  14,091,085        14,091                 122,009                     136,100

Beneficial Conversion feature of Warrants . . . .                                           731,673                     731,673

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable
equity securities                                                                                                       (50,000)

Net loss for the period . . . . . . . . . . . . .                                                      (3,535,831)   (3,535,831)
                                                   -----------  ------------ ----------  ----------- --------------  ------------
Balance, December 31, 2001. . . . . . . . . . . .  54,524,223   $    54,524   ($22,500) $12,621,494  ($12,817,663)    ($701,545)

UnAudited
Common shares issued
for consulting services . . . . . . . . . . . . .   8,800,000         8,800                  94,400                     103,200

Accrued Stock Compensation. . . . . . . . . . . .                               22,500                                   22,500

Common Shares Issued
In Conversion of accounts payable . . . . . . . .   4,648,186         4,649                  90,176                      94,825

Common shares issued
For Cash. . . . . . . . . . . . . . . . . . . . .  14,123,533        14,123                  96,776                     110,899

Accumulated Other Comprehensive losses, net of tax
Net unrealized gains (losses) on marketable equity
securities                                                                                                              387,499

Beneficial Conversion feature of Warrants . . . .                                           112,100                     112,100

Net loss for the period . . . . . . . . . . . . .                                                    (  1,146,800)  ( 1,146,800)
                                                  -----------  ------------ ----------  -----------  -------------  ------------
Balance, June 30, 2002. . . . . . . . . . . . . .  82,095,942  $    82,096  $        0  $13,014,946  ($13,964,463)  ($1,017,321)


          See accompanying notes to the financial statements


                                                         E-REX, INC.
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO JUNE 30, 2002
                                                (A DEVELOPMENT STAGE COMPANY)


                                                                                                         DEFICIT
                                                                              ACCRUED         ADDITIONAL ACCUMULATED
                                                     COMMON     STOCK         STOCK           PAID-IN    DURING
                                                     SHARES     AMOUNT        COMPENSATION    CAPITAL    DEV. STAGE    TOTAL
                                                     ---------  ------------  --------------  -------    -----------   ---------

Issuance of shares of common
stock on Aug. 26, 1986, for
..044 per share . . . . . . . . . . . . . . . . . .   250,000   $       250   $      10,750                      -        11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                                  (15,354)      (15,354)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1986. . . . . . . . . . . . .   250,000           250               -    10,750     (15,354)       (4,354)

Issuance of shares of common
stock to the public for
1.00 per share . . . . . . . . . . . . . . . . . .    93,215            93                     93,122                    93,215

Deferred offering cost offset
against additional paid-in capital. . . . . . . . .                                            (7,663)                   (7,663)

Net (loss) for the year ended
Dec. 31, 1987 . . . . . . . . . . . . . . . . . . .                                                       (80,103)      (80,103)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1987. . . . . . . . . . . . .   343,215           343               -    96,209     (95,457)        1,095

Net (loss) for the four year period
ended Dec. 31, 1991 . . . . . . . . . . . . . . . .                                                        (4,072)       (4,072)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1991. . . . . . . . . . . . .   343,215           343               -    96,209     (99,529)       (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share. . . . . . . . . .   166,716           167                   166,549                   166,716

Deferred offering cost offset
against additional paid-in capital. . . . . . . . .                                           (26,125)                  (26,125)

Common stock issued on
Feb. 4, 1992 for services . . . . . . . . . . . . .   136,785           137                    27,220                    27,357

Net (loss) for the year ended
Dec. 31, 1992 . . . . . . . . . . . . . . . . . . .                                                      (179,027)     (179,027)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1992. . . . . . . . . . . . .   646,716           647               -   263,853    (278,556)      (14,056)

Issuance of shares of common
stock to the public on Feb. 3,
1993 for $4.00 per share. . . . . . . . . . . . . .    32,000            32                   127,968                   128,000

Deferred offering cost offset
against additional paid-in capital. . . . . . . . .                                           (74,239)                  (74,239)

Common stock issued for legal
services on April 29, 1993. . . . . . . . . . . . .   110,000           110                    21,890                    22,000

Net (loss) for the year ended
Dec. 31, 1993 . . . . . . . . . . . . . . . . . . .                                                       (39,703)      (39,703)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1993. . . . . . . . . . . . .   788,716           789               -   339,472    (318,259)       22,022

Net (loss) for the year ended
Dec. 31, 1994 . . . . . . . . . . . . . . . . . . .                                                        (8,357)       (8,357)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1994. . . . . . . . . . . . .   788,716           789               -   339,472    (326,616)       13,645

Net (loss) for the year ended
Dec. 31, 1995 . . . . . . . . . . . . . . . . . . .                                                       (19,185)      (19,185)
                                                     ---------  ------------  --------------  -------    -----------   ---------

Balance, December 31, 1995. . . . . . . . . . . . .   788,716           789               -   339,472    (345,801)       (5,540)

          See accompanying notes to the financial statements

                                                           E-REX, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            CONTINUED
                                FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO JUNE 30, 2002
                                                  (A DEVELOPMENT STAGE COMPANY)


                                                                                                        DEFICIT
                                                                            ACCRUED       ADDITIONAL    ACCUMULATED
                                                 COMMON         STOCK       STOCK         PAID-IN       DURING
                                                 SHARES         AMOUNT      COMPENSATION  CAPITAL       DEV. STAGE    TOTAL
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance, December 31, 1995. . . . . . . . . . .     788,716          789              -       339,472     (345,801)       (5,540)

Net (loss) for the year ended
Dec. 31, 1996 . . . . . . . . . . . . . . . . .                                                             (4,500)       (4,500)
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance, December 31, 1996. . . . . . . . . . .     788,716          789              -       339,472     (350,301)      (10,040)

Common stock issued for
services Sep., 1997 . . . . . . . . . . . . . .      30,000           30                                                      30

Net income for the year
ended Dec. 31, 1997 . . . . . . . . . . . . . .                                                             52,251        52,251
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance, December 31, 1997. . . . . . . . . . .     818,716          819              -       339,472     (298,050)       42,241

Common stock issued for
services Sep., 1998 . . . . . . . . . . . . . .   1,682,000        1,682                        1,000                      2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998 . . . . . . . . . . . . . .   1,539,500        1,539                      152,410                    153,949

Common stock issued for
services Dec., 1998 . . . . . . . . . . . . . .     100,000          100                        9,900                     10,000

Net (loss) for the year
ended Dec. 31, 1998 . . . . . . . . . . . . . .                                                            (26,493)      (26,493)
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance December 31, 1998 . . . . . . . . . . .   4,140,216        4,140              -       502,782     (324,543)      182,379

Common shares issued. . . . . . . . . . . . . .     424,000          424                      113,076                    113,500
for cash

Common shares issued
for acquisition . . . . . . . . . . . . . . . .   8,137,616        8,138                                                   8,138

Common shares issued
for services. . . . . . . . . . . . . . . . . .   3,000,000        3,000                       92,941                     95,941

Net loss for the period . . . . . . . . . . . .                                                           (464,436)     (464,436)
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance, December 31, 1999. . . . . . . . . . .  15,701,832       15,702              -       708,799     (788,979)      (64,478)

Common shares issued
for cash. . . . . . . . . . . . . . . . . . . .   3,290,000        3,290                      325,710                    329,000

Common shares issued for
services and compensation . . . . . . . . . . .   9,386,667        9,387                    8,069,873                  8,079,260

Common shares issued
for consulting services . . . . . . . . . . . .     311,263          311                      127,307                    127,618

Common shares issued
as Settlement Agreement . . . . . . . . . . . .   1,096,670        1,097                      448,537                    449,634

Accrued
stock compensation. . . . . . . . . . . . . . .                              (1,258,045)                              (1,258,045)

Common shares issued in
exchange of shares as
an investment . . . . . . . . . . . . . . . . .   1,000,000        1,000                      399,000                    400,000

Common shares purchased
as treasury stock . . . . . . . . . . . . . . .  (6,977,616)      (6,978)                    (143,022)                  (150,000)

Beneficial Conversion feature of Warrants . . .                                               450,000                    450,000

Accumulated other Losses, net of tax
Net unrealized gains (losses) on marketable
equity securities                                                                                                       (487,400)

Net loss for the period . . . . . . . . . . . .                                                         (8,492,853)   (8,492,853)
                                                 -----------    ---------   ------------  ------------  -----------   -----------

Balance, December 31, 2000. . . . . . . . . . .  23,808,816       23,809     (1,258,045)   10,386,204   (9,281,832)     (617,264)

   See accompanying notes to the financial statements






                                               E-REX, INC.
                                         STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDING JUNE 30, 2002 AND  2001 AND FROM INCEPTION
                                      (A DEVELOPMENT STAGE COMPANY)
                                                             UNAUDITED


                                                               SIX MONTHS    SIX MONTHS
                                                               ENDED         ENDED         FROM
CASH FLOWS FROM (FOR) . . . . . . . . . . . . . . . . . . . .  JUNE 30       JUNE 30       INCEPTION
-------------------------------------------------------------  ------------
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .         2002          2001   TO DATE
-------------------------------------------------------------  ------------  ------------  -------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $(1,146,800)  $(2,154,625)   (13,964,463)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . .      103,200       668,492      8,671,856
  Stock issued in conversion of Accts. Payable. . . . . . . .       94,825             -        214,825
  Stock Issued for Research & Development . . . . . . . . . .            -             -        124,595
  Amortization of stock issued for services in prior period .       22,500     1,022,554      1,258,045
  Amortization of loss on sale of investments . . . . . . . .      381,085       381,085
  Warrants Issued for Services. . . . . . . . . . . . . . . .      112,100       280,800      1,293,773
  Depreciation expense. . . . . . . . . . . . . . . . . . . .       23,080        13,575         64,731
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . .       (2,619)        7,791         (9,588)
    Accounts receivable from related parties. . . . . . . . .         (269)      (13,767)          (404)
    Prepaid professional Fees and Expenses. . . . . . . . . .        5,913       (21,122)       (15,025)
    Deposits & Retainers. . . . . . . . . . . . . . . . . . .      (33,201)
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      137,922       (39,149)       319,656
    Accounts payable to related parties . . . . . . . . . . .       61,955             -         64,792
    Accrued liabilities . . . . . . . . . . . . . . . . . . .       20,297         6,562         58,110
    Accrued Bond & Note Interest. . . . . . . . . . . . . . .        4,904        11,835         30,912
                                                               ------------  ------------  -------------

  Total adjustments to net income . . . . . . . . . . . . . .      964,893     1,904,370     12,457,363

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . .     (181,907)     (250,255)    (1,507,100)

CASH FLOWS FROM (FOR)
-------------------------------------------------------------
INVESTING ACTIVITIES
-------------------------------------------------------------

  Purchase of furniture, Equipment & Software . . . . . . . .      (14,900)       (3,215)       (48,851)
  Proceeds from sale of Investments . . . . . . . . . . . . .       18,915             -         18,915
                                                               ------------  ------------  -------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . .        4,015        (3,215)       (29,936)


CASH FLOWS FROM (FOR)
-------------------------------------------------------------
FINANCING ACTIVITIES
-------------------------------------------------------------

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . .       59,747        81,785        870,558
  Proceeds from issuance of stock . . . . . . . . . . . . . .      110,899             -      1,101,686
  Payment on loan . . . . . . . . . . . . . . . . . . . . . .            -             -       (325,000)
  Purchase of treasury stock. . . . . . . . . . . . . . . . .            -             -       (150,000)
  Issuance of Conv. Debentures. . . . . . . . . . . . . . . .            -             -         40,000
                                                               ------------  ------------  -------------

  Net cash provided by (used in) financing. . . . . . . . . .      170,646        81,785      1,537,244

CASH RECONCILIATION
-------------------------------------------------------------

  Net increase (decrease) in cash . . . . . . . . . . . . . .       (7,246)     (171,685)           208
  Cash at beginning of year . . . . . . . . . . . . . . . . .        7,454        19,948              0
                                                               ------------  ------------  -------------

CASH BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . .  $       208   $  (151,737)  $        208
-------------------------------------------------------------  ============  ============  =============

          See accompanying notes to the financial statements

                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

1.     Summary  of  Significant  Accounting  Policies:

Nature of Operations - E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On June 20, 1994, the Company changed its name to E-Rex, Inc. On February 20, 1999, the Company entered into a business combination (see Note 5). Until September of the year 2000, the Company had no material revenues and is considered to be in the development stage. The Company now operates an Internet web hosting service. The Company continues its development of computer hardware and software products that it intends to sell.

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

Realized gains and losses are determined on the basis of specific identi-fication. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Non-marketable securities - The Company accounts for investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, under the cost method of accounting. Additionally, certain securities are restricted and are not transferable.

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 2002, such investments were recorded at the lower of cost or estimated net realizable value.

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

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At June 30, 2002, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At June 30, 2002 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     Development  Stage  Company:

The Company is a development stage company. A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through June 30, 2002, and the company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

5.     Business  Combination:

On February 20, 1999 the Company entered into a merger agreement with Plantech Communications Systems, Inc. ("Plantech"), a privately held British Columbia, Canada, Corporation. Plantech is a development stage enterprise in the soft-ware, computer and internet area. From inception in 1992 to date Plantech has had no revenues.

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

This  suit  was  dismissed  with  prejudice  on  August  5th,  2002

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

The Company is vigorously defending this lawsuit as management believes that the action is without merit. The plaintiff in this case is the same plaintiff as in the case described below. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

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

The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI would serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chairman of the Company, Donald A. Mitchell, also controls IIBI. Pursuant to this agreement, IIBI received $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum to this agreement, IIBI was directed on the Company's behalf to execute the following:
Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockbroker Relations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock. On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of an outstanding debt of $120,000. This service agreement was terminated by mutual agreement on June 30, 2001.

The Company entered into an agreement on September 11, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI provides the company with a credit line financing on a demand basis with interest accruing at prime rate plus 4%. The total of loan advances, services invoices outstanding and interest has been assigned to designees of IIBI. This demand loan has a balance including interest of $485,811 at December 31, 2001 and $332,360 at June 30, 2002.

The Company made an investment in Ultimate Franchise Systems, Inc. (USFI) on August 1, 2000 in an exchange of 1,000,000 shares of the Company's stock valued at $400,000 for 1,000,000 shares of common stock in USFI and other consideration, valued at $400,000. Further to the agreement the Company will develop a home delivery web site and on-line ordering system for a fee of $75.00 per unit per month in approximately 300 restaurants, plus a royalty of 5% of on-line gross sales. The company has since disposed of it's holding in Ultimate Franchise Systems, Inc.

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

On September 30, 2002 the Board of Directors extended and modified the terms of the employment agreement with Carl Dilley president and CEO, a director and officer as follows.

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

The  agreement  was  also  amended  April  4,  2002  as  follows.

Promptly upon the full execution of this Amendment, Company shall issue to Employee warrants to purchase shares of its common stock having an exercise value of $128,700.00 to supplement the depreciation of the stock compensation previously paid to Employee (as provided by the Employment Agreement) and as additional compensation in order to cover the tax liabilities generated by the payment in stock rather than cash required by Company. The warrants shall have a two year term and be exercisable upon written notice to Company setting forth an exercise effective date, at a price of $.0042 per share." The company will have the right at its option to repurchase all or part of these warrants on a prorata basis for a total of $64,350.00.

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

8.     Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures mature July 1, 2002 are convertible anytime at the holders option on the basis of 1 common share for each $.50 of debenture par value converted. The debentures accrue interest at the rate of 10% per annum. On August 1, 2001 $140,000 principal of convertible debentures was converted to 280,000 common shares of E-Rex, Inc. At June 30, 2002 there was a total of $100,000 principal convertible debentures and accrued interest of $30,912 outstanding.

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

On August 7th, 2001 the board of Directors issued 40,000 restricted shares on form S-8 in exchange for advisory board member services valued at $66,343.

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

On September 28th, 2001 the board of Directors issued 200,000 free trading shares registered on form S-8 in exchange for marketing and stock exchange listing services valued at $16,000. On October 28th, 2001 the board of Directors issued 400,000 free trading shares and warrants exercisable into $150,000 of Free trading shares registered on form S-8 in exchange for consulting services as follows.

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

The warrants will expire 90 days from the date of issue according to the schedule below, and Consultant may exercise any available warrants in any increments of 100,000 or more at any time prior to expiration according to the schedule below. The aforementioned warrants shall be executable at a "Market" price determined by taking the average closing price per share for ten days previous to execution of the warrants and multiplying by 65%. The afore-mentioned warrants shall be considered earned upon execution of the agreement. The Company shall immediately file a form S-8 registration including these shares. The Company agrees to file additional S-8 registrations if necessary to fulfill the terms of the contract.

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

During the year ended December 31, 2001 the board of Directors issued 131,935 free trading shares registered on form S-8 exchange for professional services valued at $24,637.

During the year ended December 31, 2001 the board of Directors issued 8,196,745 free trading shares to Mark Wilson, Jonathan Knigin, Sepehr Niakan, Andy Sikorski, Paul Storti, Anne Balduzzi, Steve Marinkovitch, Jonathan Keane, and Mitch Ackles registered on form S-8 in exchange for consulting services valued at $258,852.

During the year ended December 31, 2001 the board of Directors issued 127,373 free trading shares registered on form S-8 in exchange for Software Research and development valued at $31,124.

During the year ended December 31, 2001 the board of Directors issued 3,665,925 free trading shares registered on form S-8 in exchange for legal services valued at $213,984.

During the year ended December 31, 2001 the Company issued 1,441,191 free trading shares registered on form S-8 to Donald A. Mitchell and Carl E. Dilley, directors and officers, for management services valued at $146,933.

During the year ended December 31, 2001 the board of Directors issued 13,162,333 free trading shares registered on form S-8 pursuant to the exercise of warrants for cash of $71,100.

During the period ended June 30, 2002 the board of Directors issued 14,123,533 free trading shares registered on form S-8 pursuant to the exercise of warrants for cash of $110,899.

During the period ended June 30, 2002 the board of Directors issued 4,648,186 restricted shares in payment of outstanding debt to Valcom, Ltd. of $94,825.

During the period ended June 30, 2002 the board of Directors issued 8,800,000 free trading shares registered on form S-8 in exchange for legal, marketing and other consulting services valued at $103,200.

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

On June 15, 2001 the company entered into an agreement with Anne Balduzzi to develop a sales and marketing plan for the Dragonfly and strategy for introducing the Dragonfly into the marketplace. The study will include researching overall consumer sales and distribution markets (wholesale, retail, OEM and otherwise) for the Dragonfly, and preparing a report of its research results and a strategic plan for introducing and distributing the Dragonfly into and throughout appropriate markets and market segments. The agreement calls for the payment of pre-approved expenses. On August 2, 2001 the company entered into an agreement with Steve Marinkovich to act as a Senior Technology and Network Systems Consultant for E-Rex and assist them with the following:
Designing  their  network architecture for wireless data flow to and from mobile
Dragonfly units to E-Rex hosted back-end or customer centric systems as required. Designing and recommending complete "end-to-end" solutions where E-Rex fully hosts the connectivity and back-end systems for Dragonfly con-nectivity and document transfer, hosts a wireless gateway to the Internet and a customer's back-end system or provides recommendation on software that allows customers to host in-house systems for data transfer. Recommend software required to create the "end-to-end" solutions for each of the transmission scenarios above. This will include mobile software, as well as any required backend, middleware, transaction, and portal server software. Recommend a Security Infrastructure for their network as well as security options for secure data transmission from the Dragonfly. Assist E-Rex in choosing the necessary hardware infrastructure components and suitable configurations. Assist E-Rex in providing technical explanations to its customers and investors regarding the potential uses of the Dragonfly and the E-Rex network as required.

11.    Concentrations  of  risk:

Other than capital financing, the Company relies principally on operating revenue from internet web hosting, design, and consulting services. Development of computer hardware and software products continues, but is not funded by the Company's current operations.

12.    Investments

The Company currently holds one investment in marketable Securities. The first investment was in Ultimate Franchise Systems, Inc. in an exchange of 1,000,000 shares of the Company's stock valued at $400,000. The second investment was a purchase of software, equipment and 100,000 shares of DiveDepot.com, Inc. stock from Webulate LLC. The transaction was completed with cash of $40,000 and convertible notes payable valued at $200,000. The Chairman and director of the Company Mr. Mitchell is also on the Board of Directors of DiveDepot.Com, Inc.

The company has sold its holdings in Ultimate Franchise Systems, Inc. for net proceeds of $18,915 and recorded a loss of $331,368.

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

DiveDepot.Com, Inc. has restated its earnings for this period reflecting a substantial write off of its investment in internet related projects resulting in negative shareholders equity as of September 30, 2000. DiveDepot.Com, Inc. is not publicly traded and therefore the company has written down the value of the investment in DiveDepot.Com, Inc. to $100 reflecting the fair value of the stock as of September 30, 2000. In reviewing financial and other information supplied to the company by management of the investee it is our opinion that the decline in value of this investment is temporary in nature. The DiveDepot.Com, Inc. generates significant operating revenues and it seems likely that the company will return to profitability as the economy improves. If it seems likely that the future value of DiveDepot.Com, Inc. will not improve management will effect a charge to earnings and a permanent writedown of the investment value.

13.    Required  Cash  Flow  Disclosure:

The Company had interest expense of $28,833 and no income taxes paid for the period ended June 30, 2002.

For the period ended June 30, 2002, the Company entered into agreements for non-cash exchanges of stock for services totaling $103,200.

For the period ended June 30, 2002, the Company entered into agreements for non-cash exchanges of stock for accounts payable satisfaction totaling $94,825.

For the period ended June 30, 2002, the Company issued stock from the exercise of warrants for cash totaling $110,899.

14.    Summarized  Quarterly  Data  (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:


                            March           June          September       December
2001                         31              30              30              31             Total
                          -----------    -----------     -----------     -----------     -----------
Net revenue                    7,966        $29,072         $31,975          18,172         $87,185
Loss from Operations      (1,723,389)      (400,344)       (938,729)       (411,090)     (3,473,552)
Net income (loss)         (1,738,409)      (416,216)       (953,860)       (427,346)     (3,535,831)
Basic earnings (loss)
  per share                    (0.07)         (0.02)          (0.03)          (0.01)          (0.12)
Diluted earnings (loss)
  per share                    (0.07)         (0.02)          (0.03)          (0.01)          (0.12)
Weighted average shares
  Outstanding             24,122,005     26,425,681      29,098,552      39,082,212      29,649,570


2000

Net revenue                      -              -       $     7,524     $    28,452     $    35,976
Loss from Operations        (175,084)    (2,023,162)     (2,501,898)     (3,776,291)     (8,476,435)
Net income (loss)           (175,084)    (2,023,162)     (2,501,898)     (3,792,709)     (8,492,853)
Basic earnings (loss)
  per share                    (0.01)         (0.11)          (0.13)          (0.16)          (0.45)
Diluted earnings (loss)
  per share                    (0.01)         (0.11)          (0.13)          (0.16)          (0.45)
Weighted average shares
  Outstanding             13,276,859     17,973,048      18,607,310      23,025,226      18,841,966

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

QUARTERS  ENDED  JUNE  30,  2001  AND  2002

Results  of  Operations

     We had significant losses of $584,699 for the quarter ended June 30, 2002. We have funded losses by the sale of additional securities, loans and the issuance of stock for services. We expect losses to continue. Other than the Swartz financing, we have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

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

Revenue

     The Company's total revenue for the quarter ended June 30, 2002 was $3,380, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $4,252, resulting in gross profit of ($872) for the quarter. The Company had total revenue for the quarter ended June 30, 2001 of $29,072, all of which were earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $23,228, resulting in gross profit of $5,844.

General  and  Administrative

     The Company's general and administrative expenses totaled $301,513 for the quarter ended June 30, 2002, as compared to $364,791 for the previous year, A decrease of approximately 18%. Of the total general and administrative expenses, $58,400, or 19.3%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue throughout the current fiscal year. The Company also recorded $217,00 in research and development expenses related to its Dragonfly product.

Net  Losses

     Net losses for the quarter ended June 30, 2002 were $584,699 as compared to $416,216 for the prior year, an increase of approximately 40%. The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 80,629,824, was $0.01 per share, a substantial decrease from the loss per share of $0.02 for the previous year.

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

     The Company's plans for manufacturing, sales and distribution of the Dragonfly are focused on establishing an OEM licensing agreement with one or more electronics manufacturers who have the available resources and wholesale and retail distribution channels to satisfactorily bring the product to market. The company has successfully demonstrated it's initial prototype and will be focusing on the completion of 20 field test units in the near term. The Company will therefore need available capital to complete the Dragonfly filed test prototypes estimated at approximately $150,000 and an estimated additional $325,000 for product testing, packaging and consumer research prior to manufacturing. Capital to promote the product and accomplish the sales and marketing to the OEM entities is estimated at $1,000,000 over the next 12 months. Head office and corporate operations including salaries, rent, miscellaneous office expenses, investor relations, legal and accounting for the next 12 months is estimated at $650,000. The total capital requirement is therefore estimated at $2,125,000.

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

     The Company received proceeds from the sale of common stock of $17,000 for the quarter ended June 30, 2002. The Company received proceeds from loan advances of $59,747 for the quarter ended June 30, 2002 resulting in net cash provided by financing activities of $76,747.

     The Company did not purchase any fixed assets during the three months ended June 30, 2002 and made no fixed asset purchases during the same period in 2001. The company received proceeds from the sales of investments held in Ultimate Franchise Systems, Inc., of $2,601 during the three months ended June 30, 2002 resulting in net cash flows from investing activities of $18,915 during the period ended June 30, 2002.

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

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

Carol  Gamble  Trust  86,  et  al  v.  E-Rex,  Inc.,  et  al
------------------------------------------------------------

     In February 2002, the Company was served with a lawsuit brought by a group of ten (10) plaintiffs, namely Carol Gamble Trust 86, June L. Blackwell, June L. Blackwell and Christopher Ford, as joint tenants, Terry Shores, Steve Rigg, Karl Weinacker, Ressoyia Anderson, Mel Goodman, Slawomir Kownacki and John Bussjeager in the United States District Court, District of Nevada. The defendants in the action were the Company, its Board of Directors, a former Director, the Company's legal counsel, and two corporate entities.

     At a hearing on July 29, 2002, the Court in the above-referenced case found that the plaintiff's had not met their pleading standard under the Private Securities Litigation Reform Act (PSLRA) and dismissed the case, with prejudice, as to all defendants. The order of dismissal was entered on August 5, 2002.

Management's  Discussion
------------------------

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company.

     In the opinion of the Company's management, despite the dismissal of the above-referenced Nevada lawsuit, matters currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the ongoing development of the Dragonfly product. Such strategies may include seeking shareholder approval to increase the authorized common stock so that additional funds can be raised, selling some or all of the Company's current assets, and/or acquiring one or more businesses with positive cash flow. No decisions have been made as of this time.

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

     On July 16, 2002, in response to additional comments from the Securities and Exchange Commission, the Company restated certain of its financial state-ments by filing an amended Quarterly Report on Form 10-QSB/A for each of the quarterly periods ended March 31, 2001, June 30, 2001, and September 30, 2001, as well as its Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

     In each instance, the restatements were made to clarify and provide additional information as requested by the Securities and Exchange Commission, including classifying the Company as a development stage enterprise, clarifying policies regarding revenue recognition, and the policies, treatment, and charges related to investments the Company holds.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     99.1

(b)  Reports  on  Form  8-K

     On April 29, 2002, the Company filed a Current Report on Form 8-K dated April 29, 2002, updating several open litigation matters involving the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August  14,  2002            E-Rex, Inc.

                                     /s/  Carl E. Dilley
                                     -------------------------------------------
                                     By:  Carl E. Dilley
                                     Its:  President and Chief Financial Officer