Form 10KSB/A
period 2001-12-31
E REX INC
filed 2002-08-28
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  SECOND AMENDED
                                  FORM 10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

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

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I


EXPLANATORY  NOTE

E-Rex, Inc. has restated its Annual Report on Form 10-KSB. This Annual Report is for the year ended December 31, 2001, was originally filed with the Commission on April 12, 2002, and was amended on July 16, 2002. References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas where changes were deemed necessary. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

     Consolidated  Statements  of  Cash  Flows  for  the  years
          ended December  31,  2000  and  2001  and  from  Inception    F-4

     Consolidated  Statements  of  Stockholder's  Equity  from
          Inception (August  26,  1986  to  December  31,  2001         F-5

     Notes  to  the  Consolidated  Financial  Statements            F-7 to F-20

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On  May  17,  2001,  Gately & Associates, LLC, Independent Certified Public
Accountants, the independent accountant previously engaged as the principal accountant to audit the financial statements of E-Rex, Inc., resigned as auditors for the Company. As Gately & Associates, LLC resigned, the decision to change accountants was not approved by the Board of Directors of the Company or by any audit or similar committee thereof.

     The audit report of Gately & Associates, LLC on the financial statements of E-Rex, Inc. as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000, as well as the audit report of Varma and Associates on the financial statements of E-Rex, Inc. for the year ended December 31, 1999, the year ended December 31, 1998, the year ended December 31, 1997 and for the period from inception (August 26, 1986) to December 31, 1999 (the "Audit Period") did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except the reports were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. During the Audit Period, and the period up to their resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. E-Rex, Inc. has provided a copy of this disclosure to its former accountants, and requested that the former accountants furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree. A copy of the former accountants' responses indicating agreement is included as exhibits to this report.

     Upon Gately & Associates, LLC's resignation, the board of directors approved the engagement of Perez-Abreu, Aguerrebere, Sueiro LLC as the principal accountant to audit the financial statements of the Company.

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

     23.1                   Consent of Parks, Tschopp, Whitcomb & Orr, P.A.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________

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



Dated:  August 26,  2002                          E-Rex,  Inc.

                                                  /s/ Carl E. Dilley
                                                  ______________________________

                                                  By:  Carl  E.  Dilley
                                                  Its: President  and  Chief
                                                       Financial  Officer



                                                  /s/ Donald A. Mitchell
Dated:  August 26,  2002                          ______________________________

                                                  By:  Donald  A.  Mitchell
                                                  Its: Director



                                                  /s/ Joseph Pacheco
Dated:  August 26,  2002                          ______________________________

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

16.   Correction  of  Error

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

The financial statements have been revised to provide more detailed information regarding the Swartz funding agreement and the inclusion of related charges, policies regarding revenue recognition, and the policies, treatment, and charges related to investments the Company holds to better comply with U.S. GAAP standards.




 Effect of Correction On Earnings, Net Income and Loss Per Share

                       E-REX, INC.
                STATEMENT OF OPERATIONS
          FOR THE PERIOD ENDED DECEMBER 31, 2000
               (A DEVELOPMENT STAGE COMPANY)


                                              (RESTATED)
                                                 2000          2000
                                             ------------  ------------

REVENUE                                       $    35,976   $    35,976
--------------                               ------------

COST OF SALES                                      10,607        10,607
--------------                               ------------

GROSS PROFIT                                       25,369        25,369
--------------                               ------------

EXPENSES
--------------

   General and administrative                   8,350,075     7,900,075
   Research and development                       151,729       151,729
                                             ------------  ------------

   Total expenses                               8,501,804     8,051,804

LOSS FROM OPERATIONS                           (8,476,435)   (8,026,435)
---------------------

OTHER INCOME
---------------------

   Interest income                                      -             -
   Interest Expense                               (16,418)      (16,418)
   Recovery from lawsuit

INCOME (LOSS) BEFORE INCOME TAXES              (8,492,853)   (8,042,853)
----------------------------------

   Income Taxes                                         -             -
                                             ------------  ------------

NET INCOME (LOSS)                             $(8,492,853)  $(8,042,853)
------------------                           ============  ============


   Weighted average
   Number of shares                            18,841,966    18,841,966

   Basic EPS                                  $     (0.45)  $     (0.43)

