Form 10QSB
period 2002-09-30
E REX INC
filed 2002-11-14
CIK 1093159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 7, 2002, there were 133,571,859 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS




E-REX, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(A DEVELOPMENT STAGE COMPANY)

                                      ASSETS
                                      ------
                                                                 (UnAudited)
                                                                 SEPT 30        DEC 31
                                                                 2002           2001
                                                                 -------------  -------------
CURRENT ASSETS
--------------

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,704          7,454
  Prepaid Expense . . . . . . . . . . . . . . . . . . . . . . .         8,832         20,938
  Accounts receivable from related parties. . . . . . . . . . .           339            135
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .         5,198          6,969
                                                                 -------------  -------------

    Total Current Assets. . . . . . . . . . . . . . . . . . . .  $     19,073   $     35,496
                                                                 -------------  -------------


PROPERTY AND EQUIPMENT
----------------------

  Furniture, equipment and software . . . . . . . . . . . . . .       156,712        126,212
  Less: accumulated depreciation. . . . . . . . . . . . . . . .       (77,571)       (41,651)
                                                                 -------------  -------------

    Total Other Assets. . . . . . . . . . . . . . . . . . . . .  $     79,141   $     84,561
                                                                 -------------  -------------

OTHER ASSETS
------------

  Investments . . . . . . . . . . . . . . . . . . . . . . . . .  $        101   $     12,601
                                                                 -------------  -------------


      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $     98,315   $    132,658
                                                                 =============  =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

CURRENT LIABILITIES
-------------------

  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       332,054        181,734
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . .        56,036         37,813
  Accrued interest on bonds . . . . . . . . . . . . . . . . . .        33,350         26,008
  Demand Note Payable . . . . . . . . . . . . . . . . . . . . .       266,018              -
  Payable - related party . . . . . . . . . . . . . . . . . . .        80,154          2,837
  Demand Note Payable -related party. . . . . . . . . . . . . .       328,225        485,811
  Convertible debenture bonds . . . . . . . . . . . . . . . . .       100,000        100,000
                                                                 -------------  -------------

    Total current liabilities . . . . . . . . . . . . . . . . .  $  1,195,837   $    834,203
                                                                 -------------  -------------


          STOCKHOLDERS' DEFICIT
          ---------------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

  Common stock, $.0001 par value, 100,000,000 authorized
  54,524,223 shares issued and outstanding as of Dec 31-2001. .        54,524
  114,294,090 shares issued and outstanding as of Sept 30-2002.       114,294
  Additional paid in capital. . . . . . . . . . . . . . . . . .    13,253,697     12,621,494
  Accrued Stock Compensation. . . . . . . . . . . . . . . . . .             -        (22,500)
  Deficit accumulated during the development stage. . . . . . .   (14,315,613)   (12,817,663)
  Accumulated Other Comprehensive Income, net of tax
  Net unrealized gains (losses) on marketable securities. . . .      (149,900)      (537,400)
                                                                 -------------  -------------

    Total Stockholders' Deficit . . . . . . . . . . . . . . . .  $ (1,097,522)  $   (701,545)
                                                                 -------------  -------------

      TOTAL LIABILITIES AND EQUITY (DEFICIT). . . . . . . . . .  $     98,315   $    132,658
                                                                 =============  =============

          See  accompanying  notes  to  the  financial  statements


E-REX, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001,
THE THREE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001 AND FROM INCEPTION
(A DEVELOPMENT STAGE COMPANY)
UnAudited

                                               NINE MONTHS    NINE MONTHS    THREE MONTHS    THREE MONTHS
                                               ENDED          ENDED          ENDED           ENDED
                                               SEPT 30        SEPT 30        SEPT 30         SEPT 30        FROM
                                               2002           2001           2002            2001           INCEPTION
                                               -------------  -------------  --------------  ------------   -------------

REVENUE . . . . . . . . . . . . . . . . . . . .$     26,473   $     69,489   $      15,543   $    31,975    $    149,633
-------

COST OF SALES . . . . . . . . . . . . . . . . .     (17,787)       (66,321)         (9,736)      (28,571)       (108,231)
-------------

GROSS PROFIT. . . . . . . . . . . . . . . . . .       8,686          3,168           5,807         3,404          41,402
------------

EXPENSES
--------
  General and administrative. . . . . . . . . .    (787,900)    (2,931,147)       (294,540)     (878,838)    (13,383,758)
  Research and development. . . . . . . . . . .    (294,038)      (134,484)        (47,638)      (63,295)       (592,028)
                                               -------------  -------------  --------------  ------------   -------------


  Total expenses. . . . . . . . . . . . . . . . .(1,081,938)    (3,065,631)       (342,178)     (942,133)    (13,975,786)
                                               -------------  -------------  --------------  ------------   -------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . .  (1,073,252)    (3,062,463)       (336,371)     (938,729)    (13,934,384)
                                               -------------  -------------  --------------  ------------   -------------

OTHER INCOME
------------
  Interest income . . . . . . . . . . . . . . .           -              -               -             -           1,439
  Interest Expense. . . . . . . . . . . . . . .     (43,612)       (46,023)        (14,779)      (15,131)       (122,309)
  Recovery From Lawsuit . . . . . . . . . . . .           -              -               -             -         120,726
  Loss on the sale of investments . . . . . . .    (381,085)             -               -             -        (381,085)
                                               -------------  -------------  --------------  ------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . .$ (1,497,950)  $ (3,108,486)  $    (351,150)  $  (953,860)   $(14,315,613)
---------------------------------

  Income Taxes. . . . . . . . . . . . . . . . .           -              -               -             -               -
                                               -------------  -------------  --------------  ------------   -------------

NET INCOME (LOSS) . . . . . . . . . . . . . . .$ (1,497,950)  $ (3,108,486)  $    (351,150)  $  (953,860)   $(14,315,613)
----------------                               =============  =============  ==============  ============   =============

EARNINGS PER SHARE
  Weighted average
  Number of shares Outstanding. . . . . . . . .  79,554,426     26,576,013      93,750,395    29,098,552

  Basic EPS . . . . . . . . . . . . . . . . . .$      (0.02)  $      (0.12)  $       (0.00)  $     (0.03)
                                               =============  =============  ==============  ============

  Weighted average
  Number of shares on a Fully Diluted Basis . .  79,554,426     26,576,013      93,750,395    29,098,552

  Fully Diluted EPS . . . . . . . . . . . . . .$      (0.02)  $      (0.12)  $       (0.00)  $     (0.03)
                                               =============  =============  ==============  ============

                            See accompanying notes to the financial statements




E-REX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2002
(A DEVELOPMENT STAGE COMPANY)

                                                                                           DEFICIT
                                                              ACCRUED         ADDITIONAL   ACCUMULATED
                                          COMMON     STOCK    STOCK           PAID-IN      DURING
                                          SHARES     AMOUNT   COMPENSATION    CAPITAL      DEV. STAGE    TOTAL
                                          ---------  -------  --------------  ----------   -----------   ---------

Issuance of shares of common
stock on Aug. 26, 1986, for
..044 per share. . . . . . . . . . . . . .  250,000   $   250                   $ 10,750             -      11,000

Net (loss) from inception on
Aug. 26, 1986, through Dec.
31, 1986                                                                                      (15,354)    (15,354)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1986. . . . . . .    250,000       250               -     10,750       (15,354)     (4,354)

Issuance of shares of common
stock to the public for
1.00 per share. . . . . . . . . . . . .     93,215        93                     93,122                    93,215

Deferred offering cost offset
against additional paid-in capital. . .                                          (7,663)                   (7,663)

Net (loss) for the year ended
Dec. 31, 1987 . . . . . . . . . . . . .                                                      (80,103)     (80,103)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1987. . . . . . .    343,215       343               -     96,209      (95,457)       1,095

Net (loss) for the four year period
ended Dec. 31, 1991 . . . . . . . . . .                                                       (4,072)      (4,072)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1991. . . . . . .    343,215       343               -     96,209      (99,529)      (2,977)

Issuance of shares of stock on
Feb. 4, 1992 for $1.00 per share. . . .    166,716       167                    166,549                   166,716

Deferred offering cost offset
against additional paid-in capital. . .                                         (26,125)                  (26,125)

Common stock issued on
Feb. 4, 1992 for services . . . . . . .    136,785       137                     27,220                    27,357

Net (loss) for the year ended
Dec. 31, 1992 . . . . . . . . . . . . .                                                     (179,027)    (179,027)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1992. . . . . . .    646,716       647               -    263,853     (278,556)     (14,056)

Issuance of shares of common
stock to the public on Feb. 3,
1993 for $4.00 per share. . . . . . . .     32,000        32                    127,968                   128,000

Deferred offering cost offset
against additional paid-in capital. . .                                         (74,239)                  (74,239)

Common stock issued for legal
services on April 29, 1993. . . . . . .    110,000       110                     21,890                    22,000

Net (loss) for the year ended
Dec. 31, 1993 . . . . . . . . . . . . .                                                      (39,703)     (39,703)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1993. . . . . . .    788,716       789               -    339,472     (318,259)      22,002

Net (loss) for the year ended
Dec. 31, 1994 . . . . . . . . . . . . .                                                       (8,357)      (8,357)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1994. . . . . . .    788,716       789               -    339,472     (326,616)      13,645

Net (loss) for the year ended
Dec. 31, 1995 . . . . . . . . . . . . .                                                      (19,185)     (19,185)
                                          ---------  -------  --------------  ----------   -----------   ---------

Balance, December 31, 1995. . . . . . .    788,716       789               -    339,472     (345,801)      (5,540)

                            See accompanying notes to the financial statements


E-REX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CONTINUED
FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2002
(A DEVELOPMENT STAGE COMPANY)


                                                                                                DEFICIT
                                                                  ACCRUED         ADDITIONAL    ACCUMULATED
                                          COMMON         STOCK    STOCK           PAID-IN       DURING
                                          SHARES         AMOUNT   COMPENSATION    CAPITAL       DEV. STAGE      TOTAL
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 1995 . . . . . .        788,716        789               -      339,472       (345,801)        (5,540)

Net (loss) for the year ended
Dec. 31, 1996. . . . . . . . . . . . .                                                                (4,500)        (4,500)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 1996 . . . . . .        788,716        789               -      339,472       (350,301)       (10,040)

Common stock issued for
services Sep., 1997. . . . . . . . . .         30,000         30                                                         30

Net income for the year
ended Dec. 31, 1997. . . . . . . . . .                                                                52,251         52,251
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 1997 . . . . . .        818,716        819               -      339,472       (298,050)        42,241

Common stock issued for
services Sep., 1998. . . . . . . . . .      1,682,000      1,682                        1,000                         2,682

Common shares issued
in Reg D-504 exempt offering
Nov. and Dec., 1998. . . . . . . . . . .    1,539,500      1,539                      152,410                       153,949

Common stock issued for
services Dec., 1998. . . . . . . . . . .      100,000        100                        9,900                        10,000

Net (loss) for the year
ended Dec. 31, 1998. . . . . . . . . . .                                                             (26,493)       (26,493)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance December 31, 1998. . . . . . . .    4,140,216      4,140               -      502,782       (324,543)       182,379

Common shares issued . . . . . . . . . .      424,000        424                      113,076                       113,500
for cash

Common shares issued
for acquisition. . . . . . . . . . . . .    8,137,616      8,138                                                      8,138

Common shares issued
for services . . . . . . . . . . . . . .    3,000,000      3,000                       92,941                        95,941

Net loss for the period. . . . . . . . .                                                            (464,436)      (464,436)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 1999 . . . . . . .   15,701,832     15,702               -      708,799       (788,979)       (64,478)

Common shares issued
for cash . . . . . . . . . . . . . . . .    3,290,000      3,290                      325,710                       329,000

Common shares issued for
services and compensation. . . . . . . .    9,386,667      9,387                    8,069,873                     8,079,260

Common shares issued
for consulting services. . . . . . . . .      311,263        311                      127,307                       127,618

Common shares issued
as Settlement Agreement. . . . . . . . .    1,096,670      1,097                      448,537                       449,634

Accrued
stock compensation . . . . . . . . . . .                             (1,258,045)                                 (1,258,045)

Common shares issued in
exchange of shares as
an investment. . . . . . . . . . . . . .    1,000,000      1,000                      399,000                       400,000

Common shares purchased
as treasury stock. . . . . . . . . . . .   (6,977,616)    (6,978)                    (143,022)                     (150,000)

Beneficial Conversion feature of Warrants                                             450,000                       450,000

Accumulated other Losses, net of tax
Net unrealized gains (losses) on marketable
equity securities. . . . . . . . . . . .                                                                           (487,400)

Net loss for the period. . . . . . . . .                                                          (8,492,853)    (8,492,853)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 2000 . . . . . . .   23,808,816     23,809     (1,258,045)   10,386,204     (9,281,832)      (617,264)

                            See accompanying notes to the financial statements


E-REX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CONTINUED
FOR THE PERIOD FROM INCEPTION (AUGUST 26, 1986) TO SEPTEMBER 30, 2002
(A DEVELOPMENT STAGE COMPANY)

                                                                                                DEFICIT
                                                                  ACCRUED         ADDITIONAL    ACCUMULATED
                                          COMMON        STOCK     STOCK           PAID-IN       DURING
                                          SHARES        AMOUNT    COMPENSATION    CAPITAL       DEV. STAGE      TOTAL
                                          ------------  --------  --------------  -----------   -------------   ------------


Balance, December 31, 2000 . . . . . . .   23,808,816     23,809     (1,258,045)   10,386,204     (9,281,832)      (617,264)

Common shares issued
for consulting services. . . . . . . . .   15,616,949     15,617                    1,088,491                     1,104,108

Common shares issued
for Software Development Investment. . .      127,373        127                       33,997                        34,124

Accrued Stock Compensation . . . . . . .                              1,235,545                                   1,235,545

Common Shares Issued
In Conversion of accounts payable. . . .      600,000        600                      119,400                       120,000

Common shares issued
in Conversion of Convertible Debentures.      280,000        280                      139,720                       140,000

Common shares issued
For Cash . . . . . . . . . . . . . . . .   14,091,085     14,091                      122,009                       136,100

Beneficial Conversion feature of Warrants                                             731,673                       731,673

Accumulated Other Comprehensive losses,
net of tax Net unrealized gains (losses)
on marketable equity securities. . . . .                                                                            (50,000)

Net loss for the period. . . . . . . . .                                                          (3,535,831)    (3,535,831)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, December 31, 2001 . . . . . . .   54,524,223   $ 54,524        ($22,500) $12,621,494   $(12,817,663)     $(701,545)

UnAudited
Common shares issued
for consulting services. . . . . . . . .   29,250,000     29,250                      258,000                       287,250

Common shares issued
for software development . . . . . . . .    2,100,000      2,100                       16,800                        18,900

Accrued Stock Compensation . . . . . . .                                  22,500                                     22,500

Common Shares Issued
In Conversion of accounts payable. . . .    4,648,186      4,648                       90,176                        94,824

Common shares issued
For Cash . . . . . . . . . . . . . . . .   23,771,681     23,772                      143,728                       167,500

Accumulated Other Comprehensive losses,
net of tax Net unrealized gains (losses)
on marketable equity securities. . . . .                                                                            387,499

Beneficial Conversion feature of Warrants                                             123,499                       123,499

Net loss for the period. . . . . . . . .                                                           (1,497,950)   (1,497,950)
                                          ------------  --------  --------------  -----------   -------------   ------------

Balance, September 30, 2002. . . . . . .  114,294,090   $114,294  $            0  $13,253,697   $(14,315,613)   $(1,097,522)


                            See accompanying notes to the financial statements




E-REX, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2002 AND  2001 AND FROM INCEPTION
(A DEVELOPMENT STAGE COMPANY)
                                                                                            UNAUDITED

                                                                             NINE MONTHS    NINE MONTHS
CASH FLOWS FROM (FOR)                                                        ENDED          ENDED          FROM
---------------------                                                        SEPT 30        SEPT 30        INCEPTION
OPERATING ACTIVITIES                                                         2002           2001           TO DATE
--------------------                                                         -------------  -------------  -------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,497,950)  $ (3,108,486)   (14,315,613)

  Adjustments to reconcile net income to
  to net cash provided by (used in )
  operating activities:

  Stock issued for Services . . . . . . . . . . . . . . . . . . . . . . . .       287,250        950,318      8,855,906
  Stock issued in conversion of Accts. Payable. . . . . . . . . . . . . . .        94,824        120,000        214,824
  Stock Issued for Research & Development . . . . . . . . . . . . . . . . .             -              -        124,595
  Stock Issued for Software Development . . . . . . . . . . . . . . . . . .        18,900              -         18,900
  Amortization of stock issued for services in prior period . . . . . . . .        22,500      1,239,692      1,258,045
  Loss on sale of investments . . . . . . . . . . . . . . . . . . . . . . .       381,085              -        381,085
  Warrants Issued for Services. . . . . . . . . . . . . . . . . . . . . . .       123,499        594,000      1,305,172
  Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . . . .        35,920         24,761         77,571
  (Increase) Decrease in
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         1,771         13,439         (5,198)
    Accounts receivable from related parties. . . . . . . . . . . . . . . .          (204)        (4,960)          (339)
    Prepaid professional Fees and Expenses. . . . . . . . . . . . . . . . .        12,106        (29,164)        (8,832)
    Deposits & Retainers. . . . . . . . . . . . . . . . . . . . . . . . . .             -         (1,444)             -
  Increase (Decrease) in
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       150,320         72,518        332,054
    Accounts payable to related parties . . . . . . . . . . . . . . . . . .        53,199        (70,329)        56,036
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,463)        34,639         33,350
    Accrued Bond & Note Interest. . . . . . . . . . . . . . . . . . . . . .       240,010         16,054        266,018
                                                                             -------------  -------------  -------------

  Total adjustments to net income . . . . . . . . . . . . . . . . . . . . .     1,416,717      2,959,524     12,909,187

  Net cash provided by (used in)
  operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (81,233)      (148,962)    (1,406,426)

CASH FLOWS FROM (FOR)
---------------------
INVESTING ACTIVITIES
--------------------

  Purchase of furniture, Equipment & Software . . . . . . . . . . . . . . .       (30,500)        (3,446)       (64,451)
  Proceeds from sale of Investments . . . . . . . . . . . . . . . . . . . .        18,915              -         18,915
                                                                             -------------  -------------  -------------

  Net cash flows provided by (used in)
  investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,585)        (3,446)       (45,536)


CASH FLOWS FROM (FOR)
---------------------
FINANCING ACTIVITIES
--------------------

  Proceeds from loan. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         81,785        810,811
  Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . .       167,500         65,000      1,158,287
  Payment on loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (77,432)             -       (402,432)
  Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . .             -              -       (150,000)
  Issuance of Conv. Debentures. . . . . . . . . . . . . . . . . . . . . . .             -              -         40,000
                                                                             -------------  -------------  -------------

  Net cash provided by (used in) financing. . . . . . . . . . . . . . . . .        90,068        146,785      1,456,666

CASH RECONCILIATION
-------------------

  Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . .        (2,750)        (5,623)         4,704
  Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . . . .         7,454         19,948              0
                                                                             -------------  -------------  -------------

CASH BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .  $      4,704   $     14,325   $      4,704
-----------------------------                                                =============  =============  =============

                            See accompanying notes to the financial statements

                                   E-REX, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

1.     Summary  of  Significant  Accounting  Policies:

Nature of Operations E-Rex, Inc. (the "Company"), a Nevada corporation, was incorporated on August 26, 1986 as P.R. Stocks, Inc. On February 26, 1992, the Company changed its name to National Health & Safety Corporation. On November 12, 1992, the Company changed its name to Medgain International Corporation. On September 20, 1994 the Company changed its name to E-Rex, Inc. On February 20, 1999 the Company entered into a business combination (see Note 5). Until
September of the year 2000, the Company had no material revenues and is considered to be in the development stage. The Company now operates an Internet web hosting service. The Company continues its development of computer hardware and software products that it intends to sell.

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

The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

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

Realized gains and losses are determined on the basis of specific identifi-cation. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Non-marketable securities - The Company accounts for investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, under the cost method of accounting. Additionally, certain securities are restricted and are not transferable.

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of September 30, 2002, such investments were recorded at the lower of cost or estimated net realizable value.

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

We may make additional requests at intervals of approximately 30 days; as a commitment fee, we granted to Swartz commitment warrants to purchase 2,700,000 shares of our common stock, which warrants can be exercised at $0.04 per share (subject to potential future adjustment) through September 22, 2007;

The commitment warrants exercise price is reset to the lowest closing price of our common stock during the 5 trading days ending on the six-month anniversary of the warrant issuance date, if the lowest price is lower than the then-current exercise price;

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

In  October  2002,  E-Rex  entered  into  a  Securities  Purchase Agreement with
Auxiliarius Fortunare, LLC for the sale of up a convertible note in the principal amount of up to $500,000. The note is convertible into shares of E-Rex common stock at $0.008 per share, subject to adjustment based on the stock price and trading volume of the common stock. In connection with the Securities Purchase Agreement, E-Rex issued to Auxiliarius warrants to purchase 5,000,000 shares of our common stock at $0.008 per share. The Securities Purchase Agreement requires E-Rex to file and have effective a registration statement with the SEC prior to the time funding commences, which the Company has filed, but which has not yet been declared effective.

3.     Income  Taxes:

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

Since the Company has not generated cumulative taxable income since inception, no provision for income taxes has been provided. At September 30, 2002, the Company did not have significant tax net operating loss carry forwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At September 30, 2002 the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     Development  Stage  Company:

The Company is a development stage company. A development stage company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. Management of a development stage company devotes most of its activities to establishing a new business. Operating losses have been incurred through September 30, 2002, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

In February 2002, the Company was served with a lawsuit brought by a group of ten (10) plaintiffs, namely Carol Gamble Trust 86, September L. Blackwell, September L. Blackwell and Christopher Ford, as joint tenants, Terry Shores, Steve Rigg, Karl Weinacker, Ressoyia Anderson, Mel Goodman, Slawomir Kownacki, and John Bussjeager, in the United States District Court, District of Nevada. The defendants in the action are the Company, its Board of Directors, a former Director, the Company's legal counsel, and two corporate entities.

This suit was dismissed with prejudice on August 5, 2002. A Motion was filed by the plaintiffs to remove the "with prejudice" clause in the decision. On October 21, 2002 the court upheld it's earlier ruling of "dismissal with prejudice".

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

The Company is vigorously defending this lawsuit as management believes that the action is without merit. The plaintiff in this case is the same plaintiff as in the case described below. The case is at a stage where only limited discovery has taken place and no prediction can be made as to the outcome of this case.

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

The Company entered into an agreement on January 21, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI would serve as senior management of the Company for an initial term of two years unless further extended by mutual agreement of the parties. The Chairman of the Company, Donald A. Mitchell, also controls IIBI. Pursuant to this agreement, IIBI received $10,000 per month and reimbursement of normal business expenses that it incurs on behalf of the Company and certain expenses of individual consultants that IIBI assigns to carry out the duties and responsibilities of IIBI. Thereafter the annual compensation shall increase at a rate of 20% per year. In addition to monthly compensation, IIBI or Mr. Mitchell may be entitled to receive an annual bonus as determined by the Company's Board of Directors payable in common stock or cash. Mr. Mitchell was granted 2,000,000 shares of common stock representing 1,000,000 common shares for each year of IIBI's engagement. As an addendum to this agreement, IIBI was directed on the Company's behalf to execute the following:
Purchase 8,237,616 shares of stock from two of the Company's former directors for $250,000; issue 6,000,000 shares of stock to Stockbroker Relations, Inc. per an investor relations contract; and issue IIBI 1,000,000 shares of restricted common stock. On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of an outstanding debt of $120,000. This service agreement was terminated by mutual agreement on September 30, 2001.

The Company entered into an agreement on September 11, 2000 with International Investment Banking, Inc. ("IIBI") whereby IIBI provides the Company with a credit line financing on a demand basis with interest accruing at prime rate plus 4%. The total of loan advances, services invoices outstanding and interest has been assigned to designees of IIBI. This demand loan has a balance including interest of $485,811 at December 31, 2001 and $332,360 at September 30, 2002.

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

On September 12, 2001 the Company issued 85,714 shares of common stock to Jeffrey Harvey, a director and officer, for legal services valued at $36,857, and 162,857 shares of common stock to Carl Dilley, for management services valued at $70,029, and 115, 000 shares of common stock to Brian Lebrecht, the attorney for the corporation, for legal services valued at $49,450. The issuances were registered on Form S-8.

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

Term. - The term of the Employment Agreement shall be extended for an additional two-year period, such that the Employment Agreement shall now expire at the end of the day on May 30, 2004.

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

Promptly upon the full execution of this Amendment, Company shall issue to Employee warrants to purchase shares of its common stock having an exercise value of $128,700.00 to supplement the depreciation of the stock compensation previously paid to Employee (as provided by the Employment Agreement) and as additional compensation in order to cover the tax liabilities generated by the payment in stock rather than cash required by Company. The warrants shall have a two-year term and be exercisable upon written notice to Company setting forth an exercise effective date, at a price of $.0042 per share. The Company will have the right at its option to repurchase all or part of these warrants on a pro rata basis for a total of $64,350.00.

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

8.     Convertible  Debenture  Bonds:

Refer to Footnote 7 with regard to bonds issued to related parties. These convertible debentures mature July 1, 2002 are convertible anytime at the holders option on the basis of 1 common share for each $.50 of debenture par value converted. The debentures accrue interest at the rate of 10% per annum. On August 1, 2001 $140,000 principal of convertible debentures was converted to 280,000 common shares of E-Rex, Inc. At September 30, 2002 there was a total of $100,000 principal convertible debentures and accrued interest of $30,912 outstanding. On October 8, 2002 the board of directors approved a modification to the conversion privilege of the outstanding convertible debentures that would allow the holders to convert the principle and accrued interest to common stock at the rate of 90% of the average of the last 5 trading days' closing price.

9.     Stockholders'  Equity:

Refer  to  Footnote  7  with  regard  to  equity  changes  with related parties.

On November 20, 2000, the board of directors declared 1,096,670 restricted common shares to be issued, a value of $449,537, for the purpose of settling with shareholders that had asserted that the Company had originally issued the shareholders stock that was stated to be free trading shares. The restricted shares were issued under a Regulation D section 144 exemption. In addition to the shares issued were 3,290,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 that expire on November 21, 2002. The Company's management disagreed with the assertion, but decided to settle with the relevant shareholders through the issuance of additional shares and options as noted above. As noted in Footnote 6, Crusader Capital Group, Inc., accepted as settlement the 166,667 shares, which have been issued and accounted for. Stock options have been granted by the Company to directors and officers with an expiration date of November 21, 2002. The stock options were issued November 21, 2000 with 325,000 options exercisable at $.40 per share and 325,000 options exercisable at $.75 per share.

Stock options have been granted by the Company to directors and officers with an expiration date of August 7, 2003. The stock options were issued August 7, 2001 with 300,000 options exercisable at $.15 per share and 300,000 options exercisable at $.40 per share.

Stock options have been granted by the Company to Ultimate Franchise Systems Inc., to purchase 3,000,000 shares of E-Rex common stock at an exercise price equal to the average of the closing ask price plus $.01, as quoted on the NASD over-the counter bulletin.

700,000 options were issued to Corporate Service Providers Inc. for the purpose of providing investment banking services to the Company. Terms as per corporate resolution dated August 1, 2000 as follows:

     Exercisable  at  $1.00  during  the  1st  12  months  from  date  of issue.
     Exercisable  at  $1.50  during  the  2nd  12  months  from  date  of issue.

Options are callable with a 21-day notification by the Company if the stock trades for 20 consecutive business days at a 50% premium to the exercise price.

500,000 options were issued to Crusader Capital Group as an inducement to settle the suit detailed in Footnote 6. The options are exercisable at $1.00 during the 24 months from date of issue.

The Company has also offered $1,000,000 in units of the Company's securities pursuant to its Memorandum of terms dated September 21, 2000. The units consist of either a Series A 10% Convertible Debenture or a Series B 10% Convertible Debenture together with 50,000 attached warrants to purchase common stock at an exercise price of $1.00 per share and a two year expiration. The Company has issued $240,000 of these bonds, $200,000 of which were in exchange for assets purchased in the Webulate LLC transaction. The transaction is not a public offering as defined in section 4(2) of the Securities Act of 1933, and accordingly, the units will not be registered under the Act or laws of any state but are being offered pursuant to exemptions from registration.

On February 28, 2001 the board of Directors issued 600,000 restricted shares under Regulation D to IIBI in satisfaction of debt valued at $120,000.

Per a one-year investor relations contract dated March 23, 2000, 6,000,000 shares of stock were issued to Stockbroker Relations, Inc. At December 31, 2000 an unexpensed balance of $1,258,045 in prepaid stock compensation for services was carried in the equity of the Company. This amount was expensed during the first quarter of 2001 and subsequently removed from the stockholders equity of the Company.

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

On May 1, 2001 the board of Directors issued 1,100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $209,000. The agreement requires a further 100,000 restricted shares to be issued on the first of every month for the next 5 months of the agreement. Under terms of the 6 month agreement Big Apple Consulting
U.S.A., Inc. will provide stock broker relations services to the Company including, direct broker promotion, investor relations including conference calls, and investor lead management. In addition to the compensation provided for the agreement, throughout the term of this Agreement, Big Apple shall be eligible to receive a bonus in the form of callable warrants based on its performance in the 90-day period beginning on the Effective Date and in each 90-day period thereafter (each, a "Bonus Period"). Big Apple's eligibility to receive warrants, if any, shall be based on the Average Closing Share Bid Price (the "ACSBP") for the twenty-one (21) trading days ending on the last day of each Bonus Period. The number of warrants, if any, to be issued to Promoter for a Bonus Period shall be determined as follows:

     If the ACSBP equals or exceeds: Promoter shall receive:     Exercisable at:
     $0.25  per  share               175,000                     $0.17 per share
     $0.40  per  share               100,000                     $0.25 per share
     $0.50  per  share               100,000                     $0.40 per share

On May 25, 2001 the board of Directors issued 195,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for marketing services valued at $39,000. Under terms of the 6-month agreement Big Apple Consulting U.S.A., Inc. will provide marketing services to the Company in order to introduce the Dragonfly product into the Northern European Market. The services rendered will include a market study and analysis, introduction to major wireless and other telecom entities that may have an interest in purchasing, distributing manufacturing the Dragonfly. The agreement calls for the payment of pre-approved expenses and a 5% commission on sales effected by the consultant. This agreement was terminated on August 23, 2001.

On July 30, 2001 the board of Directors issued 200,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $38,000 as part of the services agreement executed May 1, 2001.

On August 1, 2001 the board of Directors issued 280,000 free trading shares in conversion of the principle amount of $140,000 in convertible debentures.

On August 7, 2001 the board of Directors issued 40,000 restricted shares on from S-8 in exchange for advisory board member services valued at $66,343.

On August 23, 2001 E-Rex, Inc. terminated the services and marketing agreements with Big Apple Consulting U.S.A., Inc. for breach of contract.

On September 1, 2001 the board of Directors issued 100,000 restricted shares to Big Apple Consulting U.S.A., Inc. under Regulation D in exchange for investor relations services valued at $20,000 as part of the services agreement executed May 1, 2001.

On September 9, 2001 the board of Directors issued 928,572 restricted shares to Mr. Terry Shores for $65,000 in cash.

On September 28, 2001 the board of Directors issued 200,000 free trading shares registered on form S-8 in exchange for marketing and stock exchange listing services valued at $16,000. On October 28, 2001 the board of Directors issued 400,000 free trading shares and warrants exercisable into $150,000 of Free trading shares registered on form S-8 in exchange for consulting services as follows.

Duties of Consultant - The Consultant will provide such services and advice to the Company so as to advise the Company in business development, mergers and acquisitions, business strategy and corporate image. Without limiting the generality of the foregoing, Consultant will also assist the Company in developing, studying and evaluating acquisition proposals, prepare reports and studies thereon when advisable, and assist in matters of executive compensation and discussions pertaining thereof. Nothing contained herein constitutes a commitment on the part of the Consultant to find an acquisition target for the Company or, if such target is found, that any transaction will be completed. This Agreement is not a contract for listing services, and nothing in this Agreement will require the Consultant to negotiate on behalf of the Company with corporations that are involved with listings or making a market in corporate securities in the OTC markets. Consultant would undertake such services under the direction of Carl Dilley, Company President and CEO.

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

The warrants will expire 90 days from the date of issue according to the schedule below, and Consultant may exercise any available warrants in any increments of 100,000 or more at any time prior to expiration according to the schedule below. The aforementioned warrants shall be executable at a "Market" price determined by taking the average closing price per share for 10 days previous to execution of the warrants and multiplying by 65%. The afore-mentioned warrants shall be considered earned upon execution of the agreement. The Company shall immediately file a form S-8 registration including these shares. The Company agrees to file additional S-8 registrations if necessary to fulfill the terms of the contract.

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

During the period ended September 30, 2002 the board of Directors issued 14,123,533 free trading shares registered on form S-8 pursuant to the exercise of warrants for cash of $110,899.

During the period ended September 30, 2002 the board of Directors issued 4,648,186 restricted shares in payment of outstanding debt to Valcom, Ltd. of $94,825.

During the period ended September 30, 2002 the board of Directors issued 8,800,000 free trading shares registered on form S-8 in exchange for legal, marketing and other consulting services valued at $103,200.

10.    Other  Agreements:

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

On September 15, 2001 the Company entered into an agreement with Anne Balduzzi to develop a sales and marketing plan for the Dragonfly and strategy for introducing the Dragonfly into the marketplace. The study will include researching overall consumer sales and distribution markets (wholesale, retail, OEM and otherwise) for the Dragonfly, and preparing a report of its research results and a strategic plan for introducing and distributing the Dragonfly into and throughout appropriate markets and market segments. The agreement calls for the payment of pre-approved expenses. On August 2, 2001 the Company entered into an agreement with Steve Marinkovitch to act as a Senior Technology and Network Systems Consultant for E-Rex and assist them with the following:
Designing their network architecture for wireless data flow to and from mobile Dragonfly units to E-Rex hosted back-end or customer centric systems as required. Designing and recommending complete "end-to-end" solutions where E-Rex fully hosts the connectivity and back-end systems for Dragonfly connectivity and document transfer, hosts a wireless gateway to the Internet and a customer's back-end system or provides recommendation on software that allows customers to host in-house systems for data transfer. Recommend software required to create the "end-to-end" solutions for each of the transmission scenarios above. This will include mobile software, as well as any required backend, middleware, transaction, and portal server software. Recommend a Security Infrastructure for their network as well as security options for secure data transmission from the Dragonfly. Assist E-Rex in choosing the necessary hardware infrastructure components and suitable configurations. Assist E-Rex in providing technical explanations to its customers and investors regarding the potential uses of the Dragonfly and the E-Rex network as required.

In  October  2002,  E-Rex  entered  into  a  Securities  Purchase Agreement with
Auxiliarius Fortunare, LLC for the sale of up a convertible note in the principal amount of up to $500,000. The note is convertible into shares of E-Rex common stock at $0.008 per share, subject to adjustment based on the stock price and trading volume of the common stock. In connection with the Securities Purchase Agreement, E-Rex issued to Auxiliarius warrants to purchase 5,000,000 shares of its common stock at $0.008 per share. The Securities Purchase Agreement requires E-Rex to file and have effective a registration statement with the SEC prior to the time funding commences, which the Company has filed, but which has not yet been declared effective.

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

13.    Required  Cash  Flow  Disclosure:

The Company had interest expense of $43,612 and no income taxes paid for the period ended September 30, 2002.

For the period ended September 30, 2002, the Company entered into agreements for non-cash exchanges of stock for services totaling $287,250.

For the period ended September 30, 2002, the Company entered into agreements for non-cash exchanges of stock for software development totaling $18,900.

For the period ended September 30, 2002, the Company entered into agreements for non-cash exchanges of stock for accounts payable satisfaction totaling $94,825.

For the period ended September 30, 2002, the Company issued stock from the exercise of warrants for cash totaling $167,500.

14.    Summarized  Quarterly  Data  (Unaudited):

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:




                                         March            June       September       December
2001                                        31              30              30             31          Total
                               ---------------  --------------  --------------  --------------  ------------
     Net revenue               $        7,966   $      29,072   $      31,975   $      18,172   $    87,185
     Loss from Operations          (1,723,389)       (400,344)       (938,729)       (411,090)   (3,473,552)
     Net income (loss)             (1,738,409)       (416,216)       (953,860)       (427,346)   (3,535,831)
     Basic earnings (loss)
       per share                        (0.07)          (0.02)          (0.03)          (0.01)        (0.12)
     Diluted earnings (loss)
       per share                        (0.07)          (0.02)          (0.03)          (0.01)        (0.12)
     Weighted average shares
       Outstanding                 24,122,005      26,425,681      29,098,552      39,082,212    29,649,570

2000

     Net revenue                            -               -   $       7,524   $      28,452   $    35,976
     Loss from Operations            (175,084)     (2,023,162)     (2,501,898)     (3,776,291)   (8,476,435)
     Net income (loss)               (175,084)     (2,023,162)     (2,501,898)     (3,792,709)   (8,492,853)
     Basic earnings (loss)
       per share                        (0.01)          (0.11)          (0.13)          (0.16)        (0.45)
     Diluted earnings (loss)
       per share                        (0.01)          (0.11)          (0.13)          (0.16)        (0.45)
     Weighted average shares
       Outstanding                 13,276,859      17,973,048      18,607,310      23,025,226    18,841,966


15.    Recent  Accounting  Pronouncements:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Based upon our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In September 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect that the impact to 2002 net income associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of approximately $174,000. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

In  September  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for Asset
Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

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

QUARTERS  ENDED  SEPTEMBER  30,  2001  AND  2002

Results  of  Operations

     We had significant losses of $351,150 for the quarter ended September 31, 2002. We have funded losses by the sale of additional securities, loans and the issuance of stock for services. We expect losses to continue. Other than the Swartz financing and the Auxiliarius financing, we have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

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

Revenue

     The Company's total revenue for the quarter ended September 30, 2002 was $15,543, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $9,736, resulting in gross profit of $5,807 for the quarter. The Company had total revenue for the quarter ended September 30, 2001 of $31,975, all of which was earned from web site design and consulting services rendered by the Company. The cost of sales for this period was $28,571, resulting in gross profit of $3,404.

General  and  Administrative

     The Company's general and administrative expenses totaled $787,900 for the nine months ended September 30, 2002. The Company's general and administrative expenses totaled $294,540 for the quarter ended September 30, 2002, as compared to $878,838 for the previous year, a decrease of approximately 66%. Of the total general and administrative expenses, $184,050, or 62.5%, is attributable to stock issued for services to various consultants, advisors, employees, and service providers to the Company. Because the Company does not have sufficient revenues or current assets to pay these providers in cash, it has continued to issue common stock for services, and anticipates that this pattern will continue throughout the current fiscal year. The Company also recorded $47,638 in research and development expenses during the quarter ended September 30, 2002 related to its Dragonfly product.

Net  Losses

     Net losses for the quarter ended September 30, 2002 were $351,150 as compared to $953,860 for the prior year, a decrease of approximately 63%. The Company expects that it will continue to incur large operating and net losses as a result of its insufficient revenue and continued issuance of stock for services.

     The loss per share, based on a weighted average number of shares of 93,750,395, was $0.003 per share, a substantial decrease from the loss per share of $0.03 for the previous year.

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

     The Company's plans for manufacturing, sales and distribution of the Dragonfly are focused on establishing an OEM licensing agreement with one or more electronics manufacturers who have the available resources and wholesale and retail distribution channels to satisfactorily bring the product to market. The Company has successfully demonstrated it's initial prototype and will be focusing on the completion of 20 field test units in the near term. The Company will therefore need available capital to complete the Dragonfly filed test prototypes estimated at approximately $94,000 and an estimated additional $325,000 for product testing, packaging and consumer research prior to manufacturing. Capital to promote the product and accomplish the sales and marketing to the OEM entities is estimated at $1,000,000 over the next 12 months. Head office and corporate operations including salaries, rent, miscellaneous office expenses, investor relations, legal and accounting for the next 12 months is estimated at $650,000. The total capital requirement is therefore estimated at $2,069,000.

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

     In addition to the Swartz financing, the Company has recently entered into the Securities Purchase Agreement with Auxiliarius. The Auxiliarius financing can only be utilized by the Company upon the effectiveness of a registration statement filed with the SEC, and then only if certain conditions are met and certain conditions precedent exist. It is possible that the Company may never receive any proceeds from the Auxiliarius financing agreement, or if it does, that it may not have sufficient capital to meet its short term financing requirements.

     The Company received proceeds from the sale of common stock of $56,601 for the quarter ended September 30, 2002. The Company repaid loans of $77,432 for the quarter ended September 30, 2002 resulting in net cash provided by financing activities of $(20,831).

     The Company purchased fixed assets valued at $15,600 during the three months ended September 30, 2002 and made fixed asset purchases of $3,446 during the same period in 2001. The Company received no proceeds from the sales of investments during the three months ended September 30, 2002 resulting in net cash flows from investing activities of $(15,600) during the period ended September 30, 2002.

     Recently, the Company was dismissed from a Nevada lawsuit in which the plaintiff's were seeking class-action status. The Company remains a party to a Florida lawsuit, and although the Company's potential liability in the Florida lawsuit cannot be determined at this time, management does not believe that defense costs associated therewith will be material to the operations of the Company.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company.

     Recently, the Company was dismissed from a Nevada lawsuit in which the plaintiff's were seeking class-action status. The Company remains a party to a Florida lawsuit, and although the Company's potential liability in the Florida lawsuit cannot be determined at this time, management does not believe that defense costs associated therewith will be material to the operations of the Company.

     There have been no material developments with respect to the lawsuit captioned Chris Ford, Successor Trustee to the Carol J. Gamble 86 Trust v. International Investment Banking, Inc., et al and described in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On August 26, 2002, we issued 1,250,000 shares of common stock, restricted in accordance with Rule 144, to one accredited investor in exchange for cash consideration of $10,000. The issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

     On October 14, 2002, we entered into a Securities Purchase Agreement with Auxiliarius Fortunare, LLC for the sale of up a convertible note in the principal amount of up to $500,000. The note is convertible into shares of E-Rex common stock at $0.008 per share, subject to adjustment based on the stock price and trading volume of the common stock. In connection with the Securities Purchase Agreement, the Company issued to Auxiliarius warrants to purchase 5,000,000 shares of its common stock at $0.008 per share. The Securities Purchase Agreement requires the Company to file and have effective a registration statement with the SEC prior to the time funding commences, which the Company has filed, but which has not yet been declared effective.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     4.1* Securities Purchase Agreement dated October 14, 2002 by and between E-Rex, Inc. and Auxiliarius Fortunare, LLC

     4.2*     E-Rex,  Inc.  10%  Convertible  Note

     4.3*     E-Rex,  Inc.  Common  Stock  Purchase  Warrant

     4.4*     Registration  Rights  Agreement  dated  October  14,  2002

     4.5*     Escrow  Agreement  dated  October  14,  2002

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to our Registration Statement on Form S-3 dated October 28, 2002 filed with the Commission on October 30, 2002.

(b)     Reports  on  Form  8-K

     On June 14, 2002, the Company filed an Amended Current Report on Form 8-K/A regarding a change of accountant which occurred in February 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November  11,  2002          E-Rex, Inc.

                                     /s/  Carl E. Dilley
                                     _____________________________
                                     By:  Carl E. Dilley
                                     Its:  President and Chief Financial Officer